Form 10QSB
period 2006-09-30
Alternative Construction Company, Inc.
filed 2006-10-27
CIK 1337566

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                     For the period ended September 30, 2006

                        Commission file number 333-128191

                      ALTERNATIVE CONSTRUCTION COMPANY, INC
             (Exact Name of Registrant as specified in its charter)

                        FLORIDA                                 20-1776133
                        -------                                 ----------
                (State of Incorporation)                       (IRS Employer
                                                          Identification Number)

1900 S. Harbor City Boulevard, Suite 315, Melbourne, FL           32901
-------------------------------------------------------           -----
        (Address of Principal Executive Offices)                (Zip Code)

                             Telephone: 321-308-0834
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant is a shell company (as defined in
                        Rule 12b-2 of the Exchange Act).

                                 Yes |_| No |X|

    State the number of shares outstanding of each of the issuer's classes of common equity,:

  10,245,794 shares of Common Stock ($.0001 par value) as of October 26, 2006.

          Transitional small business disclosure format: Yes |_| No |X|

                                TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION

ITEM I    FINANCIAL STATEMENTS (UNAUDITED)                                     2

          CONSOLIDATED BALANCE SHEETS:
          SEPTEMBER 30, 2006 AND DECEMBER 31, 2005                             2

          CONSOLIDATED STATEMENTS OF OPERATIONS:
          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006
            AND 2005                                                           4

          CONSOLIDATED STATEMENTS OF CASH FLOWS:
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005                5

          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL INFORMATION:
          SEPTEMBER 30, 2006                                                   6

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS                                               23

ITEM 3    CONTROLS AND PROCEDURES                                             29

PART II   OTHER INFORMATION                                                   29

ITEM 1    LEGAL PROCEEDINGS                                                   29

ITEM 2    CHANGES IN SECURITIES                                               30

ITEM 3    DEFAULTS UPON SENIOR SECURITIES                                     30

ITEM 4    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                   30

ITEM 5    OTHER INFORMATION                                                   30

ITEM 6    EXHIBITS                                                            30

ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

                     ALTERNATIVE CONSTRUCTION COMPANY, INC.
                           Consolidated Balance Sheet

                                      (Unaudited)
                                     September 30,   December 31,
                                          2006           2005
                                     -------------   ------------
              ASSETS

Current Assets
  Cash                                 $1,456,903     $  133,547
  Notes Receivable                        343,433        395,000
  Accounts Receivable, Net              2,070,989      1,294,288
  Due From Factor, Net                     74,022         92,543
  Inventory                               299,761        539,153
  Prepaid Expenses                         44,426        233,832
                                       ----------     ----------
    Total Current Assets                4,289,534      2,688,363
                                       ----------     ----------
Property, Plant and Equipment, Net      3,061,770      3,137,654
                                       ----------     ----------
Total Assets                           $7,351,304     $5,826,017
                                       ==========     ==========

          See accompanying notes to consolidated financial statements.

                     ALTERNATIVE CONSTRUCTION COMPANY, INC.
                           Consolidated Balance Sheet

                                                                       (Unaudited)
                                                                      September 30,   December 31,
                                                                           2006           2005
                                                                      -------------   ------------
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes Payable, Current Portion                                       $  825,955      $2,628,594
  Accounts Payable and Accrued Expenses                                 1,425,894       1,440,942
  Accrued Payroll and Taxes                                                65,854          95,305
  Capital Leases, Current Portion                                           7,094           4,806
  Deferred Revenue                                                         66,446          65,803
                                                                       ----------      ----------
    Total Current Liabilities                                           2,391,243       4,235,450
                                                                       ----------      ----------
Non-current Liabilities
  Notes Payable, Non-current Portion                                      968,819         481,943
  Capital Leases, Non-current Portion                                      16,796          17,577
                                                                       ----------      ----------
    Total Non-current Liabilities                                         985,615         499,520
                                                                       ----------      ----------
    Total Liabilities                                                   3,376,858       4,734,970
                                                                       ----------      ----------
Minority Interest                                                         (18,812)        (22,425)
                                                                       ----------      ----------
Stockholders' Equity
  Preferred Stock
    Series A convertible preferred stock, voting, $1.00 par value,
      1,500,000 shares authorized, 1,500,000 shares issued and
      outstanding                                                       1,500,000       1,500,000
    Series B convertible preferred stock, voting, $.0001 par value,
      3,500,000 shares authorized, 2,010,000 shares issued and
      outstanding                                                             201             201
    Series C convertible preferred stock, voting, $.0001 par value,
      1,000,000 shares authorized, 188,680 shares issued and
      outstanding                                                              38              --
  Common Stock
    Alternative Construction Company, Inc.: $.0001 par value,
      100,000,000 shares authorized, 4,994,350 shares issued
      and outstanding                                                       1,033             853
    Minority Interest in Subsidiaries                                         400             400
  Subscription Receivable                                                      --            (331)
  Additional Paid In Capital                                            3,472,167              --
    Accumulated Deficit                                                  (980,581)       (387,652)
                                                                       ----------      ----------
      Total Stockholders' Equity                                        3,993,258       1,113,472
                                                                       ----------      ----------
      Total Liabilities and Stockholders' Equity                       $7,351,304      $5,826,017
                                                                       ==========      ==========

          See accompanying notes to consolidated financial statements.

                     ALTERNATIVE CONSTRUCTION COMPANY, INC.
                      Consolidated Statement of Operations
                                    Unaudited

                                                                                             For the Period
                                                   Three Months Ended         Nine Months      January 21,
                                             -----------------------------       Ended        2005 Through
                                             September 30,   September 30,   September, 30    September 30,
                                                 2006             2005            2006            2005
                                             -------------   -------------   -------------   --------------
Sales                                         $2,449,574       $3,710,552     $6,064,173       $5,748,225
Cost of Sales                                  2,012,313        2,816,292      4,493,629        4,574,170
                                              ----------       ----------     ----------       ----------
Gross Profit                                     437,261          894,260      1,570,544        1,174,055
Operating Expenses                               460,736          809,415      1,935,250        1,644,618
                                              ----------       ----------     ----------       ----------
Income (Loss) From Operations                    (23,475)          84,845       (364,706)        (470,563)
Interest Expense                                 (37,793)         (41,264)      (224,610)        (100,853)
                                              ----------       ----------     ----------       ----------
Net Income (Loss) Before Minority Interest       (61,268)          43,580       (589,316)        (571,417)
Minority Interest in Subsidiary                   46,733           (3,267)         3,613           (3,405)
                                              ----------       ----------     ----------       ----------
Net Income (Loss)                             $ (108,001)      $   46,847     $ (592,929)      $ (568,012)
                                              ==========       ==========     ==========       ==========

Net Income (Loss) Per Share:
  Basic and diluted based upon 8,744,236
    weighted average shares outstanding       $    (0.01)
                                              ==========
  Basic and diluted based upon 18,038,350
    weighted average shares outstanding                        $       --
                                                               ==========
  Basic and diluted based upon 8,620,438
    weighted average shares outstanding                                       $    (0.07)
                                                                              ==========
  Basic and diluted based upon 14,152,081
    weighted average shares outstanding                                                        $    (0.04)
                                                                                               ==========

          See accompanying notes to consolidated financial statements.

                     ALTERNATIVE CONSTRUCTION COMPANY, INC.
                      Consolidated Statement of Cash Flows
                                    Unaudited

                                                                      Nine Months Ended
                                                           ---------------------------------------
                                                           September 30, 2006   September 30, 2005
                                                           ------------------   ------------------
Cash Flows From Operating Activities:
Net Loss                                                      $  (592,929)         $  (568,012)
Adjustments to Reconcile Net Loss to Net Cash Used By
  Operating Activities:
    Depreciation and Amortization                                 123,646               97,714
    Minority Interest                                               3,613               (3,405)
  Decrease (Increase) In:
    Accounts Receivable, Net                                     (776,701)            (823,990)
    Due from Factor, Net                                           18,521              (92,543)
    Inventories                                                   239,392             (680,401)
    Prepaid Expenses and Other Current Assets                     189,405             (106,078)
    Other Assets                                                       --              (22,780)
  Increase (Decrease) In:
    Accounts payable, accrued expenses and taxes payable          (44,499)           1,301,548
    Deferred Revenue and Other Current Liabilities                    643                6,069
                                                              -----------          -----------
      Net Cash Used By Operating Activities                      (838,909)            (891,878)
                                                              -----------          -----------
Cash Flows From Investing Activities:
    Acquisition of Property, Plant and Equipment                  (47,762)          (3,046,991)
    Additional Costs Related to Acquisition                            --              (31,310)
                                                              -----------          -----------
      Net Cash Used By Investing Activities                       (47,762)          (3,078,301)
                                                              -----------          -----------
Cash Flows From Financing Activities:
    Issuance and Repayment, Net, of Notes Payable, Line
      of Credit and Capital Leases                             (1,314,256)           2,884,929
    Issuance of Common Stock                                          180                  773
    Issuance of Series A Preferred Stock                               --            1,500,000
    Issuance of Series B Preferred Stock                               --                  201
    Issuance of Series C Preferred Stock                               38                   --
    Issuance and Receipt, Net, of Stock Subscriptions                 331                   75
    Paid In Capital                                             3,472,167                   --
    Issuance and Repayment, Net, of Notes Receivable               51,567             (308,804)
                                                              -----------          -----------
      Net Cash Provided By Financing Activities                 2,210,027            4,077,174
                                                              -----------          -----------
Net Increase in Cash                                            1,323,356              106,995
Cash at Beginning of Year                                         133,547                   --
                                                              -----------          -----------
Cash at End of Period                                         $ 1,456,903          $   106,995
                                                              ===========          ===========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest                    $   224,610          $   100,853
                                                              ===========          ===========
  Taxes Paid                                                  $        --          $        --
                                                              ===========          ===========

          See accompanying notes to consolidated financial statements.

                     ALTERNATIVE CONSTRUCTION COMPANY, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                    Unaudited

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Operation

      The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements and footnotes have been condensed and, therefore, do not contain all required disclosures. Reference should be made to the Company's annual audited financial statement for the period January 21, 2005 (date of acquisition) through December 31, 2005.

      Alternative Construction Company, Inc. ("ACC") of Florida was incorporated in 2004. The Company provides administrative and marketing expertise to several subsidiaries. Alternative Construction Technologies Corporation ("ACT") of Delaware, a wholly-owned subsidiary, was incorporated in 1997, designs and manufactures wall and roof panels (ACTech Panel(TM)) used in residential, commercial and other infrastructures. Universal Safe Structures, Inc. ("USS") of Florida, an 80% owned subsidiary, was incorporated in 2005, and designs and markets the Universal Safe Room(TM) to residential, commercial and other infrastructures. ProSteel Builders Corporation ("PSB") of Florida was incorporated in 2005, and is also an 80% owned subsidiary, which contracts to build residential, commercial and other infrastructures.

      On January 21, 2005, a newly formed acquisition Company, known as Alternative Construction Company, Inc. ("ACC") acquired all the outstanding stock of ACT, a privately held company, and substantially all of the assets of Quality Metal Systems, LLC ("QMS"). In addition, ACC received an assignment of all the patents related to production by ACT, which were owned by a shareholder of ACT. The original purchase agreements entered into on December 14, 2004 between ACC (purchaser) and ACT and QMS (sellers) called for the payment of $1,000,000 and issuance of 1,500,000 shares of ACC Series A Preferred Stock. During the closing transaction and in performing its due diligence, the purchaser ("ACC") discovered that both companies would require substantial cash infusions to continue operations. The sellers agreed to offset the cash down payment with notes payable of $350,000 due February 19, 2005. On March 10, 2005, the notes were amended and restated with a due date of September 30, 2005. On July 1, 2005, the notes were amended and adjustments to the reconciliation were mutually agreed to by all parties raising the outstanding balance to $629,894. Therefore, the cost of the acquisition of ACT after the net adjustments as a result of further due diligence, was $879,894 of which $750,000 was Series A Preferred Stock. The acquisition of the assets of QMS did not change. A new provision in the notes states that if the Company were to file for public registration, the seller would convert the remaining balance, less $100,000, to common stock at the value of $2.65 per share. To date, any net balances payable by the purchaser to the sellers have not been made as the purchasers continue to collect accounts receivable and liquidate payables and other obligations.

                     ALTERNATIVE CONSTRUCTION COMPANY, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                    Unaudited

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

COMPONENTS OF PURCHASE PRICE
Note Payable                                                   $  629,894
Series A Preferred Stock                                        1,500,000
                                                               ----------
Total Purchase Price                                           $2,129,894
                                                               ==========
BALANCE SHEET and ACTIVITY at JANUARY 20, 2005:
Assets:
Cash                                                           $   43,634
Accounts Receivable, net                                          158,674
Inventory                                                          70,738
Prepaid Expenses                                                   16,378
Property, Plant and Equipment, net                                658,588
                                                               ----------
Total Assets                                                   $  948,012
                                                               ==========
Liabilities and Stockholders' Equity:
Accounts Payable and Accrued Expenses                          $  167,452
Debt                                                               85,528
Stockholders' Equity                                              695,032
                                                               ----------
Total Liabilities and Stockholders' Equity                     $  948,012
                                                               ==========
STATEMENT of OPERATIONS for the Period JANUARY 1 - 20, 2005:
Sales                                                          $   84,152
Cost of Sales                                                      80,786
                                                               ----------
Gross Profit                                                        3,366
Operating Expenses                                                 34,676
                                                               ----------
(Loss) from Operations                                            (31,310)
                                                               ----------
Net (Loss)                                                      ($ 31,310)
                                                               ----------

                     ALTERNATIVE CONSTRUCTION COMPANY, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                    Unaudited

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      The following table is a detail of the reduction (net) of $370,106 from the acquisition price of $2,500,000 to $2,129,894:

                                   ACT        ACT       QMS       QMS
                                  Stock      Cash      Stock      Cash      Total
                                 -------   --------   -------   -------   ---------
Purchase Price
  Series A Preferred Stock       750,000         --   750,000        --   1,500,000
  Note Payable                        --    500,000        --   500,000   1,000,000
                                 -------   --------   -------   -------   ---------
Total Purchase Price             750,000    500,000   750,000   500,000   2,500,000
                                 -------   --------   -------   -------   ---------
Adjustments to Purchase Price:
  Accounts Receivable (a)             --   (202,611)       --        --    (202,611)
  Accounts Payable (b)                --   (134,441)       --        --    (134,441)
  Unrecorded Lease (c)                --    (16,271)       --        --     (16,271)
  Fixed Assets (d)                    --     (1,982)       --        --      (1,982)
  Physical Inventory (e)              --     (7,245)       --        --      (7,245)
  Unpaid Payroll at Acq. Date
    (f)                               --     (7,556)       --        --      (7,556)
                                 -------   --------   -------   -------   ---------
Total Adjustments                     --   (370,106)       --        --    (370,106)
                                 -------   --------   -------   -------   ---------
Net Purchase Price               750,000    129,894   750,000   500,000   2,129,894
                                 -------   --------   -------   -------   ---------

      (a)   Uncollectable accounts receivable on books at acquisition date.

      (b)   Unrecorded liabilities not on books at acquisition date.

      (c) Contractual lease for forklifts not recorded on books at acquisition date.

      (d) Fixed assets on books that had previously disposed of or transferred to unrelated party.

      (e)   Adjustment to reflect physical inventory at date of acquisition.

      (f) Predecessor liability for payroll at date of acquisition and subsequently paid by Purchaser.

                     ALTERNATIVE CONSTRUCTION COMPANY, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                    Unaudited

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      The purchase price of ACT and the select assets of QMS was $2,500,000. The actual value of the assets (net) purchased was $2,564,984 as shown below:

                                      Purchase    Adjustments
                                       Before        From
                                    Adjustments      Above        Total
                                    -----------   -----------   ---------
Appraised value of fixed assets      2,528,540                  2,528,540
Other assets & liabilities, net         36,444     (370,106)     (333,662)
                                     ---------     --------     ---------
Acquired assets, net                 2,564,984     (370,106)    2,194,878
Purchase price                       2,500,000     (370,106)    2,129,894
                                     ---------     --------     ---------
Value in excess of purchase price       64,984           --        64,984
                                     =========     ========     =========
Allocation to reduce the value of
acquired fixed assets

      On April 28, 2005, the Company acquired an 80% interest in USS for a purchase price of $800. As no tangible assets or liabilities were acquired, the full value was booked to Common Stock.

      On June 28, 2005, the Company acquired an 80% interest in PSB for a purchase price of $800. As no tangible assets or liabilities were acquired the full value was booked to Common Stock.

      Basis of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Alternative Construction Technologies Corporation ("ACT"), and its majority owned subsidiaries, Universal Safe Structures, Inc. ("USS") (80%), and ProSteel Builders Corporation ("PSB") (80%). All significant inter-company transactions have been eliminated in consolidation. Inter-company transactions include the loans from the parent to its subsidiaries.

      Revenue Recognition

      The Company recognized revenue on our products in accordance with the Securities Exchange Commission (SEC) Staff Accounting Bulletin No. 104, (which superseded Staff Accounting Bulletin No. 101) "Revenue Recognition in Financial Statements". Under these guidelines, revenue is recognized on sales transactions when all of the following exist: persuasive evidence of an arrangement did exist, delivery of product has occurred, the sales price to the buyer is fixed or determinable and collectibility is reasonably assured. We accrued a provision for estimated returns concurrent with revenue recognition.

      The Company has adopted Emerging Issues Task Force Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" (EITF 01-9), which became effective for fiscal years beginning after December 15, 2001. We concluded that EITF 01-9 is applicable to the accounting for our cooperative agreements with certain customers, as the benefits received from consideration given to those customers are not sufficiently separable from the revenue derived. Accordingly, all such cooperative expenses are recorded as reductions to revenues.

                     ALTERNATIVE CONSTRUCTION COMPANY, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                   Unaudited

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Sales for ACT and USS are generated from customer's purchase orders. The sales are recognized upon the shipment of finished goods from the Company's plant to the customer at which time the product changes title. Allowances for cash discounts and returns are recorded in the period in which the related sale is recognized. Our 80% owned subsidiary, PSB, contracts to build residential, commercial and other infrastructures to its customers, none of which are related to ACC. As such, PSB recognizes its revenue under the percentage of completion method as work on a contract as progresses, recognition of revenue and profits generally is related to costs incurred in providing the services required under the contract. Statement of Position 81-1 discusses accounting for performance of construction contracts. The use of the percentage of completion method depends on our ability to make reasonable dependable estimates. Additionally, contracts executed by PSB and their customers include provisions that clearly specify the enforceable rights of our services that are provided and received by our customers. Our estimates assume that our customers will satisfy their obligations under the contract and our performance requirements will be completed.

      Freight revenue is recognized as the cost of shipping the product to the customer plus a nominal markup.

      The Company recognizes product returns as a reduction to revenue. Other forms of customer adjustments are accounted for in the same manner.

      The Company will on occasion place finished goods on consignment with a customer. Finished goods are recorded on the Balance Sheet as part of Inventory until the product is purchased.

      Inventories

      Inventories are valued at the lower of cost or market, using the first-in, first-out method.

      Cash and Cash Equivalents

      The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

      Accounts Receivables

      Accounts receivables are uncollateralized customer obligations due for products sold. The accounts receivable are due under normal trade terms requiring payment within 30 days from the invoice date. Management reviews accounts receivable to determine if any receivables will potentially be uncollectible and any balances determined to be uncollectible are written off. Although no assurance can be given as to the collectibles of the accounts receivable, based on the information available, management believes all balances are collectible.

      ACT utilizes the accounts receivable factoring service provided by The Hamilton Group ("Hamilton") for a significant percentage of its receivables. Under the terms of the Sale of Accounts Factoring and Security Agreement, Hamilton provides advances of 80% of the receivable they purchase for a fee compounded daily. The factoring fee for the nine months ended September 30, 2006 was $205,500. As of September 30, 2006, Hamilton had purchased $243,804 of receivables, and they had advanced $195,043 to the Company, for a net due from factor of $48,761.

                     ALTERNATIVE CONSTRUCTION COMPANY, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                   Unaudited

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      PSB did utilize the accounts receivable factoring service provided by Hamilton for a portion of its receivables. Under the terms of the Sale of Accounts Factoring and Security Agreement, Hamilton provides advances of 80% of the receivable they purchase for a fee compounded daily. The factoring fee for the nine months ended September 30, 2006 was $6,238. As of September 30, 2006, Hamilton had purchased $43,831 of receivables, and they had advanced $35,065 to the Company, for a net due from factor of $2,529. The Hamilton account was closed for new activity on July 5, 2006.

      Effective July 5, 2006, PSB contracted with CyberFactor, LLC ("CyberFactor") to utilize their accounts receivable factoring service provided by CyberFactor for a portion of its receivables. Under the terms of the Sale of Accounts Factoring and Security Agreement, CyberFactor provides advances of 80% of the receivable they purchase for a fee compounded daily. The factoring fee for the nine months ended September 30, 2006 was $6,896. As of September 30, 2006, CyberFactor had purchased $166,540 of receivables, and they had advanced $133,232 to PSB, for a net due from factor of $26,412.

      Depreciation

      Depreciation of property and equipment are provided on the straight-line method over the following estimated useful lives:

                           Years
                           -----
Transportation Equipment     5
Building                    20
Machinery and Equipment     20
Computer Equipment           5
Capital Improvements        20

      When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals or betterments are capitalized.

      Long-Lived Assets

      Long-lived assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the used of these assets. When any such impairment exists, the related assets will be written down to fair value. No such impairment existed through September 30, 2006.

      Use of Estimates

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

      Concentration of Risk

      Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments and accounts receivable.

      The Company places its temporary cash investments with financial institutions insured by the FDIC.

                     ALTERNATIVE CONSTRUCTION COMPANY, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                   Unaudited

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Concentrations of credit risk with respect to trade receivables are limited due to the diverse group of customers to whom the Companies sell. The Company has not established an allowance for doubtful accounts as none is considered necessary, based upon factors such as the credit risk of specific customers, historical trends, other information and past bad debt history which has been immaterial and within the Company's expectations. Although, the Company has been dependent on a limited member of suppliers related to its manufacturing, it does not believe that there would be an adverse effect if the current suppliers would limit deliveries. There are other suppliers to provide adequate supplies for manufacture.

      For the nine months ended September 30, 2006, sales to the Company's primary two customers accounted for approximately 77.1% of revenues and 72.2% of accounts receivable as of September 30, 2006.

      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154), which is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to do so, in which case other alternatives are required. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, or for the Company's fiscal 2006. The Company is evaluating the effect that the adoption of SFAS No. 154 will have on its results of operations and financial position, but does not believe it will have a material impact.

      In April 2005, the SEC announced that companies may implement SFAS 123R at the beginning of their next fiscal year. In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, "Share-Based Payment" (SAB 107). SAB 107 provides the SEC staff's position regarding the application of SFAS 123R, which contains interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, and also provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 highlights the importance of disclosures made related to the accounting for share-based payment transactions. The Company is currently reviewing the effect of SAB 107, but it does not believe SAB 107 will have a material impact on its financial position, results of operations or cash flows.

      In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which clarifies the term "conditional asset retirement obligations" as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations." FASB Statement No. 143 refers to an entity's legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. If an entity can reasonably estimate a liability for the fair value of a conditional asset retirement obligation, the entity is required to recognize the fair value of the liability when incurred. A company normally incurs this liability upon acquisition, construction, or development of the asset at issue. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently reviewing FIN 47, and at the current time it does not believe that FIN 47 will have a material impact on its financial position, results of operations or cash flows.

                     ALTERNATIVE CONSTRUCTION COMPANY, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                   Unaudited

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Income Taxes

      The Company computes deferred income taxes in accordance with Financial Accounting Standards Board Statement No. 109 (SFAS No. 109) "Accounting for Income Taxes." The provision includes taxes currently payable plus the deferred tax effect of temporary timing differences in financial statement and income tax reporting. The principal differences in timing between the income statement and taxable income involve depreciation expenses recorded under the straight-line method in the income statements and by accelerated methods for tax purposes, the timing of the franchise tax deduction and the expensing of bad debt. The differences between income tax expenses and taxes currently payable are reflected in deferred tax accounts in the consolidated balance sheet. Because of the Company's historical earnings history and the going concern problem, the net deferred tax asset has been fully offset by a 100% valuation allowance.

      Shipping and Handling Costs

      The Company has included freight out as a component of selling and delivery expenses, which amounted to $229,782 for the nine months ended September 30, 2006.

      Fair Value of Financial Instruments

      The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value because of the current nature of these instruments. The carrying amounts of debt instruments approximate fair value based upon the terms of the instruments. The fair value of the loans due to and from affiliates and shareholders are difficult to estimate due to their related party nature.

      Going Concern Uncertainty

      The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. At September 30, 2006, the Company had working capital of $1,898,291. The Company is operating at a loss for the nine months ended September 30, 2006. For the nine months ended March 31, 2006 (July through December 2005 and January through March
      2006), the Company was operating at a profit. The second and third quarters of 2006 were projected to be at a loss due to the season and the timing for certain customers. Realization of the assets of the Company is dependent upon the Company's ability to meet its financing requirements and the continued success of future operations. The consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

      Income Taxes

      The Company computes deferred income taxes in accordance with Financial Accounting Standards Board Statement No. 109 (SFAS No. 109) "Accounting for Income Taxes." The provision includes taxes currently payable plus the deferred tax effect of temporary timing differences in financial statement and income tax reporting. The principal differences in timing between the income statement and taxable income involve depreciation expenses recorded under the straight-line method in the income statements and by accelerated methods for tax purposes, the timing of the franchise tax deduction and the expensing of bad debt. The differences between income tax expenses and taxes currently payable are reflected in deferred tax accounts in the consolidated balance sheet. Because of the Company's historical earnings history and the going concern problem, the net deferred tax asset has been fully offset by a 100% valuation allowance.

                     ALTERNATIVE CONSTRUCTION COMPANY, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                    Unaudited

NOTE 2 - NOTES RECEIVABLE

      The Company had one note receivable as of September 30, 2006. The note is with Peter Baker and originally was in the amount of $300,000. As of September 30, 2006, the principal balance was $275,000 as a payment in the amount of $25,000 was received. This amount was advanced to Mr. Baker as a loan commitment fee that was for a line of credit of $3,000,000 that never was finalized. The note is payable in full as of December 31, 2006 with interest at prime plus 3%. As of September 30, 2006, the balance, with principal and accrued interest, was $343,433.

NOTE 3 - PREPAID EXPENSES

      The Company has prepaid expenses of $44,426 as of September 30, 2006. The amount represents insurance payments and other amounts for various future expenses.

NOTE 4 - INVENTORY

      Inventory as of September 30, 2006 consists of the following:

Raw materials                   $180,912
Finished goods                    58,477
Safe Room Kits                    12,091
Finished Goods on Consignment     48,281
                                --------
                                $299,761
                                ========

      The Company has provided the Company's finished goods products to third parties on a consignment basis. The items remain the property of the Company.

NOTE 5 - PROPERTY AND EQUIPMENT

      Property and equipment is summarized as follows:

Capitalized Lease Equipment:
Computer Equipment                      $   22,383
                                        ----------
  Total Capitalized Lease Equipment         22,383
Land, building and improvement           1,068,121
Machinery and equipment                  2,201,422
Computer Equipment                          37,385
Furniture and fixtures                       6,487
                                        ----------
                                         3,335,798
Less Accumulated Depreciation             (274,028)
                                        ----------
Property, Plant, and Equipment, Net     $3,061,770
                                        ==========

      Depreciation expense was $123,646 for the nine months ended September 30, 2006.

                     ALTERNATIVE CONSTRUCTION COMPANY, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                    Unaudited

NOTE 6 - NOTES PAYABLE

      Notes payable consist of the following:

Dell Financial Services, collateralized by computer, payable in monthly installments of $388 including principal and
interest at the variable rate of 14.99% per annum. Due on
January 2010.                                                   $   16,475

Antoinette Pace, principal, accrued, and unpaid interest at
24% per annum on revolving 30-day term. Notes are extended
every 30 days. The amount is guaranteed by Avante Holding
Group, Inc. Due on December 31, 2006.                              114,807

Edward Beshara, principal, accrued, and unpaid interest at
24% per annum on revolving 30-day term. Note is extended
every 30 days. The amount is guaranteed by Avante Holding
Group, Inc. Due on December 31, 2006.                              101,500

Antoinette Pace and James Beshara, principal, accrued, and
unpaid interest at 24% per annum on revolving 30-day term.
Note is extended every 30 days. The amount is guaranteed by
Avante Holding Group, Inc. Due on December 31, 2006.               200,000

M & T Mortgage Corporation, principal and interest at 9.00%
per annum. Payable in monthly installments of $6,005. Due on
April 2020. The amount is personally guaranteed by the CEO of
the Company.                                                       407,091

Merchants & Planters Bank, line of credit, accrued interest
at 7.50% per annum.                                                 10,033

Merchants & Planters Bank, collateralized by the building
located in Tennessee payable in monthly installments of
$1,600 including principal and interest at 7.49% per annum.
Due on September 2006.                                              66,674

Avante Holding Group, revolving credit, principal and
interest at Prime plus 4% per annum. Due on October 2006.          831,032

GAMI, LLC, principal and interest at 10% per annum due March
31, 2007.                                                           29,774

Advanced Construction Options, LLC, revolving credit,
principal and interest at prime plus 4% per annum. No
expiration date.                                                    17,388
                                                                ----------
                                                                 1,794,774
  Current Portion                                                  825,955
                                                                ----------
  Notes Payable, Long Term                                      $  968,819
                                                                ==========

                     ALTERNATIVE CONSTRUCTION COMPANY, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 2006

                                   Unaudited

NOTE 7 - CAPITAL LEASE OBILIGATIONS

Dell Financial Services, secured by computer equipment,
payable at 13.9% per annum. Due March 2009. Monthly payments
are $29 including principal and interest.                         $   714

Dell Financial Services, secured by computer equipment,
payable at 18% per annum. Due March 2009. Monthly payments
are $626 including principal and interest.                         14,637

Dell Financial Services, secured by computer equipment,
payable at 18% per annum. Due July 2010. Monthly payments are
$188.30 including principal and interest.                           6,389

Dell Financial Services, secured by computer equipment,
payable at 18% per annum. Due July 2010. Monthly payments are
$64.84 including principal and interest.                            2,150
                                                                  -------
                                                                   23,890
  Less Current Portion                                             (7,094)
                                                                  -------
  Non-Current Obligation Under Capital Lease                      $16,796
                                                                  =======

      Future minimum capital lease obligations at September 30, 2006 are as follows:

2006                                                              $ 2,724
2007                                                               10,898
2008                                                               10,898
2009                                                                4,419
                                                                  -------
  Total Capital Lease Obligations                                 $28,939
                                                                  =======

NOTE 8 - COMMITMENTS

      The Company leases a forklift. The lease expires in August 2007. Monthly lease payments are $546.00.

      Future minimum obligations for the above lease are as follows:

2006                                $1,638
2007                                 4,368
                                    ------
  Total Minimum Lease Obligations   $6,006
                                    ======

NOTE 9 - RELATED PARTIES

      Michael W. Hawkins, the CEO for the Company, is also CEO and principal shareholder for Avante Holding Group, Inc. ("Avante"), GAMI, LLC ("GAMI"), Hawkstone, Inc. (Hawkstone") and Ventures Unlimited, LLC ("VUL"). GAMI, Hawkstone and VUL each hold various amounts of shares of the Company. Mr. Hawkins, through the issuance of stock to various companies controlled by himself, owned approximately 51.3% of the Common Stock issued for ACC and 100% of the Series B Preferred Stock. After the Reverse Split effective July 30, 2005, the issuance of Common Stock on August 1, 2005, and the subsequent issuance of Common Stock on August 15, 2005, Mr. Hawkins' companies owned approximately 37.35% of the outstanding Common Stock of the Company and 100% of the Series B Preferred Stock.

      ACC has contracted with Avante for certain investment banking and consulting services to be provided pursuant to four agreements between ACC and Avante.

                     ALTERNATIVE CONSTRUCTION COMPANY, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                    Unaudited

NOTE 9 - RELATED PARTIES (continued)

      ACC and Avante entered into a Consulting Agreement on October 24, 2004 to provide corporate guidance and financial and accounting services. As compensation, Avante receives $8,000 per month and bonus compensation. Under this agreement Avante has the unilateral authority to hire additional personnel required to perform investor relations, financial administration, and executive oversight and request reimbursement from ACC on a reimbursable expense basis. The term of this agreement is for three years with one additional automatic three-year extension.

      ACC and Avante entered into an Exclusive Investment Banking Services Agreement on October 24, 2004 to provide merger and acquisition consulting services. The term of the agreement is for three years. Compensation is based upon a double Lehman Formula.

      ACC and Avante entered into a Finder Agreement on October 24, 2004 for a period of three years. The Agreement may be extended for consecutive terms upon mutual consent of both parties. ACC pays Avante a standard 10% in cash and 10% in warrants finder's fee with a 2% expense account.

      ACC and Avante entered into a Sales Commission Agreement on January 20, 2005 for a period of five years with two automatic 5-year extensions. Under this agreement Avante earns $0.10 per square foot of panels sold to its registered customers as approved by ACC.

      On August 1, 2005, ACC and Avante entered into a Compliance Consulting Agreement for a period of five years with two automatic five year extensions. Under this agreement, Avante is paid $270,000 per year, payable in equal monthly installments.

      PSB has a management contract with Advanced Construction Partners, LLC, which is owned equally between GAMI and Advanced Construction Options, LLC ("ACO").

      On September 30, 2006, ACO assigned to PSB a note dated July 10, 2005, between ACO and GAMI for $50,000. At September 30, 2006, at the time of the assignment, the balance due GAMI was $29,036 which included accrued interest. The note included interest at the rate of 10% per annum.

      On November 1, 2004, ACC and Avante entered into a Revolving Credit Agreement for $500,000. The terms of the Agreement includes interest at the rate of prime plus 4%. An Amendment to the Agreement was executed in March 2006 providing an additional $500,000 credit for a total of $1,000,000. The Agreement terminates on October 31, 2006 with an available extension of one year at the discretion of the Lender. On September 30, 2006, the Company and Avante executed an amendment that reclassified $500,000 of the current balance to a long-term note payable on January 1, 2008. This balance is also convertible at the option of Avante. As of September 30, 2006, the balance due to Avante under this Agreement was $831,032.

      The CEO of the Company has personally guaranteed several obligations. In addition to the various notes identified above, he has also personally guaranteed the Company payable balance with Phoenix Metals, Inc.

NOTE 10 - EARNINGS PER SHARE

      The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS Is based upon the weighted average number of common and common equivalent shares outstanding during the year which is calculated using the treasury stock method for stock options and assumes conversion of the Company's convertible notes. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation.

                     ALTERNATIVE CONSTRUCTION COMPANY, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                    Unaudited

NOTE 10 - EARNINGS PER SHARE (continued)

      A reconciliation of net income and the weighted average number of common and common equivalent shares outstanding for calculating diluted earnings per share is as follows:

                                                   For the Nine
                                                   months ended
                                                  September 30,
                                                       2006
                                                  -------------
Numerator for basic loss per share, as reported    $  (592,929)
Preferred stock dividends                                   --
                                                   -----------
Income for basic EPS calculations                  $  (592,929)
                                                   -----------
Effect of dilutive securities, as reported
  Interest on convertible debt                         105,089
                                                   -----------
DILUTED LOSS FOR EPS CALCULATIONS                  $  (487,840)
                                                   -----------
WEIGHTED AVERAGE NUMBER OF SHARES FOR BASIC EPS      8,620,438
Effect of dilutive securities, as reported
  Stock options                                        780,220
  Warrants                                           3,033,846
  Convertible debt                                     471,943
                                                   -----------
                                                    12,906,447
                                                   -----------
BASIC AND DILUTED LOSS PER SHARE                   $     (0.07)
                                                   -----------

NOTE 11 - INCOME TAXES

      A reconciliation of income tax computed at the statutory federal rate to income tax expense (benefit) is as follows:

                                                September
                                                 30, 2006
                                                ---------
Tax benefit at the statutory rate of 35%        $ 343,133
State income taxes, net of federal income tax          --
Change in valuation allowance                   $(343,133)
                                                ---------
Total                                           $       0
                                                =========

                     ALTERNATIVE CONSTRUCTION COMPANY, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                    Unaudited

NOTE 11 - INCOME TAXES (continued)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                  September
                                   30, 2006
                                  ---------
Deferred tax assets:
Net operating loss carryforward   $ 343,133
                                  =========
Total deferred tax assets         $ 343,133
Less valuation allowance           (343,133)
                                  ---------
Total net deferred tax assets     $       0
                                  =========

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

      Because of the historical earnings history of the Company, the net deferred tax assets for 2005 were fully offset by a 100% valuation allowance. The valuation allowance for the net deferred tax assets was $343,133 as of September 30, 2006.

      At December 31, 2005, the Company had net operating loss carryforward available for U.S. tax purposes of $318,177. The carryforward expires in 2025.

NOTE 12 - COMMON STOCK AND ADDITIONAL PAID - IN CAPITAL

      On July 30, 2005, the Board of Directors, pursuant to 607.0821 of the Florida Business Corporation Act, authorized the consolidation of our outstanding common shares, also known as a reverse split, of the Company that caused each one hundred shares of outstanding shares of its common stock to be converted into one share of its common stock. All share and per share amounts have been adjusted for this reverse stock split.

      The Series A Preferred Stock was issued to Paul Janssens in conjunction with the purchase by the Company of ACC and select assets of Quality Metals Systems, LLC. This stock has the conversion rights of one for one share of common stock.

      The Series B Preferred Stock was issued to GAMI, LLC or Avante Holding Group, Inc in conjunction with the use of personal guarantees by Michael
      W. Hawkins, CEO of the Company and principal shareholder in GAMI, LLC and corporate guarantees by Avante Holding Group, Inc. The conversion rights are one for two shares of common stock.

      The Series C Preferred Stock was issued to New Millennium Entrepreneurs in conjunction with an investment of $500,000. The conversion rights are one for one shares of common stock.

NOTE 13 - STOCK OPTION PLAN

      The Company complies with Accounting Principles Board (APB) No. 25 "Accounting for Stock Issued to Employees" in accounting for stock options issued to employees. Stock options are granted with an exercise price equal to the fair market value on the date of grant. Accordingly, no compensation expense has been recognized for options issued to employees.

                     ALTERNATIVE CONSTRUCTION COMPANY, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                    Unaudited

NOTE 13 - STOCK OPTION PLAN (continued)

      Had compensation costs for the Company's stock option plans and stock purchase plan been determined based upon fair value at the grant date consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and net income (loss) per share would have been as follows:

                                                                    For the Nine months
                                                                    ended September 30,
                                                                            2006
                                                                    -------------------
Net loss applicable to common stockholders                               $(592,929)
Stock based employee compensation expense                                       --
  Determined under fair value based method for                                  --
    All awards
Net loss - pro forma                                                     $(592,929)
Net loss per share applicable to common stockholders as reported:
    Basic and Diluted                                                    $    (.07)
Net loss per share applicable to common stockholders - pro forma:
    Basic and Diluted                                                    $    (.07)

      For purposes of computing pro forma net income, the Company estimates the fair value of each option grant and employee stock purchase plan right on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable, while the options issued by the Company are subject to both vesting and restrictions on transfer. In addition, option-pricing models require input of highly subjective assumptions including expected stock price volatility. The Company uses projected data for expected volatility and estimates the expected life of its stock options.

      The weighted average assumptions used to value the option grants:

January 1, 2005 thru December 31, 2005   Stock Option Plans
--------------------------------------   ------------------
Expected life (years)                             3
Risk-free interest rate                           7
Volatility                                        1
Dividend rate                                     0

                     ALTERNATIVE CONSTRUCTION COMPANY, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                    Unaudited

NOTE 13 - STOCK OPTION PLAN (continued)

      Options granted under the 2004 incentive stock option plan are exercisable at the exercise price of grant and, subject to termination of employment, expire October 31, 2014, are not transferable other than on death, and vest in three unequal annual installments commencing at various times from the date of grant. A summary of the Company's stock option plan as of September 30, 2006 is presented below:

                                                       2006
                                               --------------------
                                                           Weighted
                                                            Average
                                                           Exercise
                                                 Shares      Price
                                               ---------   --------
Outstanding at the beginning of the year       2,000,000     0.55
Granted                                               --      .
Forfeited                                       (150,000)
Exercised                                             --
                                               ---------
Outstanding at the end of the period           1,850,000     0.53
                                               =========
Options exercisable at the end of the period   1,100,000
                                               =========

      There are currently 2,150,000 unissued options under the 2004 Stock Option Plan.

      The following table summarizes information for stock options outstanding at September 30, 2006:

                      Options Outstanding             Options Exercisable
              -----------------------------------   -----------------------
                            Weighted-   Weighted-                 Weighted-
  Range of       Number      Average     Average       Number      Average
  Exercise    Outstanding   Remaining    Exercise   Exercisable    Exercise
   Prices      @ 9/30/06     in years     Price      @ 9/30/06      Price
-----------   -----------   ---------   ---------   -----------   ---------
0.25 - 0.75    1,850,000                   0.53      1,100,000       0.48

      A total of 3,000,000 warrants were issued on August 1, 2005 to various individuals/entities. These warrants were issued for services as an inducement to provide financing or refinancing of debt and for strategic business purposes. All warrants were fully vested on the date of issue. Warrants consists of 500,000 at a $0.50 conversion rate, 500,000 at a $1.00 conversion rate, 500,000 at a $1.50 conversion rate, 500,000 at a $2.00 conversion rate, 500,000 at a $2.50 conversion rate, and 500,000 at a $3.00 conversion rate.

                     ALTERNATIVE CONSTRUCTION COMPANY, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                    Unaudited

NOTE 13 - STOCK OPTION PLAN (Continued)

      Of the 3,000,000 warrants issued; 500,000 warrants valued at $0.01. The remaining 2,500,000 warrants were determined to have no value. The determined value of the warrants was based upon the conversion rates attached to them. Based upon that value, the Company's net income (loss) and net income (loss) per share would have been as follows:

                                                                    For the Nine
                                                                    months ended
                                                                      September
                                                                      30, 2006
                                                                    ------------
Net loss applicable to common stockholders                           $(592,929)
Stock based employee compensation expense
  Determined under fair value based method for                              --
  All awards                                                            (5,000)
Net loss - pro forma                                                 $(597,929)
Net loss per share applicable to common stockholders as reported:
  Basic and Diluted                                                      $(.07)
Net loss per share applicable to common stockholders - pro forma:
  Basic and Diluted                                                      $(.07)

      On September 29, 2006, 750,000 warrants were exercised. The exercised warrants consisted of 50,000 at a $0.50 conversion rate, 100,000 at a $1.00 conversion rate, 75,000 at a $1.50 conversion rate, 225,000 at a $2.00 conversion rate, and 300,000 at a $2.50 conversion rate.

NOTE 14 - STOCK-BASED COMPENSATION

      The Company has adopted FAS 123R which requires it to record the fair value of stock-based compensation awards as an expense. As of September 30, 2006, the Company did not incur any expense. Should there be a determination of expense in the future, the Company will utilize the various fair market value determination models as required.

NOTE 15 - SUBSEQUENT EVENT

      On October 1, 2006, Avante Leasing Corporation, a wholly-owned subsidiary of Avante Holding Group, Inc., leased a truss building system to Alternative Construction Technologies Corporation. The terms of the agreement include a five year term, 15.53% interest, with a $1 purchase price at the end of the period. This transaction was completed as the acquisition and financing of the truss system needed the financial guarantee of Avante Holding Group, Inc. and Michael W. Hawkins.

      On October 2, 2006, the Company was named in a lawsuit captioned New Millennium Enterprises, LLC and Phoenixsurf.com, LLC v. Michael W. Hawkins, et. al. U.S. District Court, Middle District of Georgia, 3:
      06-CV-84 (CDC). The lawsuit alleges violations of the Georgia Securities Act, Georgia Fair Business Practices Act, Federal Securities laws and certain other unspecified laws in connection with the investment by Plaintiffs of $500,000 in ACC and seeks rescission of this investment. The Company has not yet answered the complaint, but believes it has meritorious defenses to the claims made and intends to vigorously defend the lawsuit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

This report on Form 10-QSB contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as "anticipate", "expects", "intends", "plans", "believes", "seeks" and "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-QSB. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock. The following discussion and analysis should be read in conjunction with our financial statements and summary of selected financial data for Alternative Construction Company, Inc. Such discussion represents only the best present assessment from our Management.

DESCRIPTION OF COMPANY:

The Company is a management company that currently operates one wholly-owned subsidiary, Alternative Construction Technologies Corporation, an entity, which manufactures the ACTech Panel(TM), and two other subsidiaries, ProSteel Builders Corporation and Universal Safe Structures, Inc., a general contractor offering building solutions utilizing the ACTech Panel(TM) and a seller of the patented Universal Safe Room(TM), respectively.

OVERVIEW:

The Company is a manufacturing company engaged in the research, development and marketing of proprietary products for the construction industry. We manufacture and distribute the ACTech Panel(TM), a structural insulated panel (SIP), throughout the United States. The marketing of our products is through our internal sales staff and the use of distributors.

In 2004, all of the Company's Predecessors' revenues were derived from the sale of our ACTech Panel(TM) in the United States. In 2004, the primary customers were Nelson, LC, Enerloc, Sam Kelly and Advanced Building Company; combined equaling 86% of total sales. In 2005, under the new ownership after the acquisition of ACT by ACC in January 2005, the Company expanded its distribution network to include the additional builders of classrooms in Florida.

Alternative Construction Company, Inc., a Florida Corporation ("ACC"), was formed on October 26, 2004. Alternative Construction Technologies Corporation, a Delaware corporation ("ACT"), was formed in 1997 by Mr. Paul Janssens, sole shareholder and beneficial owner, and was acquired by ACC on January 21, 2005 (the "Transaction") for the purchase price of One Million Two Hundred and Fifty Thousand ($1,250,000.00) Dollars. After the transaction was completed, continued due diligence determined that an agreed upon reduction in the purchase price for ACT was required to reflect various adjustments resulting in an adjusted purchase price of Eight Hundred and Seventy-Nine Thousand Eight Hundred and Ninety-Four Dollars ($879.894). ACC also acquired certain assets from Quality Metal Systems, LLC, a Florida limited liability company ("QMS"), which was also owned by Paul Janssens for One Million Two Hundred and Fifty Thousand ($1,250,000.00) Dollars. Subsequently, Avante Holding Group, Inc. incorporated Safe Rooms, Inc. on April 27, 2005. After the incorporation, the company changed its name to Universal Safe Structures, Inc. ("USS"). On June 28, 2005 ACC acquired 80% of the Company stock for Eight Hundred Dollars ($800.00). Prior to the time of acquisition by ACC, USS conducted no business. USS has two shareholders, ACC and Avante Holding Group, Inc. Avante Holding Group, Inc. incorporated ProSteel Builders Corporation ("PSB") on April 28, 2005 with the initial shareholders being ACC (80%) and Avante Holding Group, Inc. (20%). PSB was incorporated to function utilizing the ACC products in the commercial and residential construction marketplaces. After the acquisition of ACT by ACC, the operational and marketing personnel continued employment with the Company.

Effective January 21, 2005, ACC acquired ACT and certain assets of QMS. Prior to January 21, 2005, ACC had only immaterial administrative activity. Prior to the acquisition, ACT had operations but, accordingly, the following discussion and analysis of operations is not indicative of future comparisons of ACC as the new ownership projects a different marketing and expansion program as has already been evident in 2005.

In 2004, the Predecessor did not invest in building the ACTech Panel(TM) brand and infrastructure. Management believes that not spending in these two categories negatively affected the growth of the Company as evidenced by the 2005 change post-acquisition.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-QSB.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2006 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

Results of Operations

Total revenues were $2,449,574 for the quarter ended September 30, 2006 as compared to $3,710,552 in the quarter ended September 30, 2005. The decrease of $1,260,978 is attributed to the decrease in contracts to supply school districts in Florida.

Cost of revenues was $2,012,313 and $2,816,292, respectively for the quarters ended September 30, 2006 and 2005. Gross profit was $437,261 and $894,260, respectively for the quarters ended September 30, 2006 and 2005. The cost of revenue, as a percent of revenue, increased from 75.0% to 82.1%. This is primarily attributable to the reduced revenue for 2006 as compared to 2005. Additionally, 2006 includes the subsidiary ProSteel Builders Corporation ("ProSteel"), which was not applicable in 2005. ProSteel, a general contractor, as compared to the subsidiary and primary revenue producer in 2005, Alternative Construction Technologies Corporation ("ACT"), the manufacturer of the ACTech Panel(TM), has a lower gross profit percent.

Total operating expenses decreased to $460,736 in the quarter ended September 30, 2006 from $809,415 in the quarter ended September 30, 2005. This is mainly attributable to the reduction in cash procurement fees in 2005 and the reduction in other general and administrative expenses.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2006 TO THE PERIOD JANUARY 21, 2005 (DATE OF ACQUISITION) THROUGH SEPTEMBER 30, 2005

Results of Operations

Total revenues increased to $6,064,173 in the nine months ended September 30, 2006 from $5,748,225 for the period January 21, 2005 (date of acquisition through September 30, 2005. The increase is primarily related to ProSteel which accounted for 26% of the revenue in 2006 compared to 3% in 2005, offset by the reduction in Florida school contracts.

Cost of revenues was $4,493,629 and $4,574,170, respectively for the nine months ended September 30, 2006 and the period January 21, 2005 (date of acquisition) through September 30, 2005. As a percent of revenue, the cost of revenues reduced from 79.6% to 74.1%, respectively for the period January 21, 2005 (date of acquisition) through September 30, 2005 and the nine months ended September 30, 2006, primarily due to ordering discounts with primary vendors. The reduction for ACT was from 79.8% and 75.7%, respectively for the period January 21, 2005 (date of acquisition) through September 30, 2005 and the nine months ended September 30, 2006.

Gross profit was $1,570,544 and $1,174,055, respectively for the nine months ended September 30, 2006 and the period January 21, 2005 (date of acquisition) through September 30, 2005. As a percent of revenue, the increase in gross profit was from 20.4% and 25.9%, respectively for the period January 21, 2005 (date of acquisition) through September 30, 2005 and the nine months ended September 30, 2006.

Total operating expenses increased to $1,935,250 in the nine months ended September 30, 2006 from $1,644,618 for the period January 21, 2005 (date of acquisition) through September 30, 2005. This is mainly attributed to the cost of accounts receivable factoring fees, certain professional fees associated with compliance and the cost of the public registration of the Company.

Liquidity and Capital Resources

As of September 30, 2006, the Company had a working capital surplus of $1,898,291. Net loss was $592,929 for the nine months ended September 30, 2006. The Company generated a negative cash flow from operations of $838,909 for the nine months ended September 30, 2006. The negative cash flow from operating activities for the period is primarily attributable to the Company's net loss of $592,929, decreases in inventories of $239,392 and prepaid expenses of $189,405 offset by increases in accounts receivable of $776,701, and accounts payable, accrued expenses and taxes payable of $44,499.

Cash flows used in investing activities for the nine-month period ended September 30, 2006 consisted of the acquisition of $47,762 of manufacturing equipment and computers used in operations.

The Company, as an effect of its public registration on September 26, 2006, had $2,137,927 in debt converted to equity. Additionally, 750,000 warrants were exercised on September 29, 2006 at a total conversion price of $1,437,500.

While the Company has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to meet the Company's current and projected cash flow needs for operations and development. The Company is presently seeking financing in the form of debt or equity in order to provide the necessary working capital. Such financing may be upon terms that are dilutive or potentially dilutive to our stockholders. The Company currently has no commitments for financing. There are no assurances the Company will be successful in raising the funds required

By adjusting its operations and development to the level of capitalization, management believes it has sufficient capital resources to meet projected cash flow needs through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are located in North America and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

o     Revenue Recognition

o     Inventories

o     Allowance for doubtful accounts

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price to the customer is fixed, collectibility is reasonably assured and title and risk of ownership is passed to the customer, which is usually upon delivery. However, in limited circumstances, certain customers traditionally have requested to take title and risk of ownership prior to shipment. Revenue for these transactions is recognized only when:

(1)   Title and risk of ownership have passed to the customer;

(2)   The Company has obtained a written fixed purchase commitment;

(3) The customer has requested in writing the transaction be on a bill and hold basis;

(4)   The customer has provided a delivery schedule;

(5)   All performance obligations related to the sale have been completed;

(6) The modular unit has been processed to the customer's specifications, accepted by the customer and made ready for shipment; and

(7)   The modular unit is segregated and is not available to fill other orders.

The remittance terms for these "bill and hold" transactions are consistent with all other sales by the Company.

In the event that the Company's arrangements with its customers include more than one product or service, the Company determines whether the individual revenue elements can be recognized separately in accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force No. 00-21 (EITF 00-21), Revenue Arrangements with Multiple Deliverables, EITF 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.

Product Warranty Reserve

Currently, there are no warranties provided with the purchase of the Company's products. The cost of replacing defective products and product returns have been immaterial and within management's expectations. In the future, when the company deems warranty reserves are appropriate that such costs will be accrued to reflect anticipated warranty costs.

Inventories

We value our inventories, which consists of raw materials, work in progress, finished goods, at the lower of cost or market. Cost is determined on the first-in, first-out method (FIFO) and includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly positioned at the lower of cost or market. Factors related to current inventories such as future consumer demand and trends in the Company's core business, current aging, current and anticipated wholesale discounts, and class or type of inventory is analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Allowance for Uncollectible Accounts

We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers' financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. As of September 30, 2006, we determined that there was no need for a reserve.

Employees

As of September 30, 2006 the Company had 21 employees. The Company anticipates that the number of employees will satisfy its production during the next six months. The Company does not expect to have any collective bargaining agreements covering any of its employees.

Properties

The Company's principal executive offices are located at 1900 South Harbor City Boulevard, Suite 315, Melbourne, Florida. This leased office space is used by the Company's executive management team as well as the administrative staff. It is in a month-to-month lease as the Company will be moving in to a new office building in January 2007. The Company's manufacturing facility for Alternative Construction Technologies Corporation is located 1033 Lake Street, Bolivar, Tennessee. The property consists of 9.628+/- acres of real estate including a 154,000 square foot structure of usable space. The structure is utilized for the manufacturing of the ACTech Panel(TM). The Company owns this property. ProSteel Builders Corporation office is located at 1485 Highway 34 East, Suite A-1, Newnan, Georgia. It has entered into a three-year lease expiring June 2009 for the property at a rate of $900 per month for a 1,413 square foot office. The Company believes that the current facilities are suitable for its current needs.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock.

Cautionary Factors that May Affect Future Results and Market Price of Stock

On September 26, 2006, our registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission. The Registration Statement includes a detailed list of cautionary factors that may affect future results. Management believes that there have been no material changes to those factors listed, however other factors besides those listed could adversely affect us. That report can be accessed on EDGAR at www.sec.gov.

LIMITED OPERATING HISTORY; ANTICIPATED LOSSES; UNCERTAINTY OF FUTURE RESULTS.

The Company has only a limited operating history upon which an evaluation of its operations and its prospects can be based. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving manufacturing methods with which the Company intends to operate and the acceptance of the Company's business model. The Company will be incurring costs to develop, introduce and enhance its products, to establish marketing relationships, to acquire and develop product lines that will compliment each other and to build an administrative organization. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of their modular buildings and related products. The Company may have negative cash flow from operations to continue for the next four (4) quarters as it continues to develop and market its business. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders.

POTENTIAL FLUCTUATIONS IN ANNUAL OPERATING RESULTS.

The Company's annual operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside the Company's control, including: the demand for manufactured modular buildings; seasonal trends; introduction of new government regulations and building standards; local, state and federal government procurement delays; general economic conditions, and economic conditions specific to the modular building industry. The Company's annual results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at the Company's early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that the Company's operating results will fall below the expectations of the Company or investors in some future quarter.

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE.

The Company expects that common stock will be quoted and traded on the NASD OTC Electronic Bulletin Board under the ticker symbol ACCY. As of October 20, 2006, there were approximately 10,245,794 shares of common stock outstanding, of which approximately 4,152,674 have been registered and will be tradable. There can be no assurance that a trading market for the Company's shares will develop or, once developed, will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for manufacturing stocks in general could have a material effect on the volatility of the Company's stock price.

MANAGEMENT OF GROWTH

The Company expects to experience growth in the number of employees and the scope of its operations. In particular, the Company intends to hire additional engineering, sales, marketing, and administrative personnel. Additionally, acquisitions could result in an increase in the number of employees and business activity. Such activities could result in increased responsibilities for management. The Company believes that its ability to increase its customer support capability and to attract, train, and retain qualified engineering, sales, marketing, and management personnel, will be a critical factor to its future success. In particular, the availability of qualified sales engineering and management personnel is quite limited, and competition among companies to attract and retain such personnel is intense. During strong business cycles, the Company may experience difficulty in filling its needs for qualified sales, engineering and other personnel.

The Company's future success will be highly dependent upon its ability to successfully manage the expansion of its operations. The Company's ability to manage and support its growth effectively will be substantially dependent on its ability to implement adequate improvements to financial and management controls, reporting and order entry systems, and other procedures and hire sufficient numbers of financial, accounting, administrative, and management personnel. The Company's expansion and the resulting growth in the number of its employees have resulted in increased responsibility for both existing and new management personnel. The Company is in the process of establishing and upgrading its financial accounting and procedures. There can be no assurance that the Company will be able to identify, attract, and retain experienced accounting and financial personnel. The Company's future operating results will depend on the ability of its management and other key employees to implement and improve its systems for operations, financial control, and information management, and to recruit, train, and manage its employee base. There can be no assurance that the Company will be able to achieve or manage any such growth successfully or to implement and maintain adequate financial and management controls and procedures, and any inability to do so would have a material adverse effect on the Company's business, results of operations, and financial condition.

The Company's future success depends upon its ability to address potential market opportunities while managing its expenses to match its ability to finance its operations. This need to manage its expenses will place a significant strain on the Company's management and operational resources. If the Company is unable to manage its expenses effectively, the Company's business, results of operations, and financial condition will be materially adversely affected.

RISKS ASSOCIATED WITH ACQUISITIONS.

As part of its business strategy, the Company expects to acquire assets and businesses relating to or complementary to its operations. These acquisitions by the Company will involve risks commonly encountered in acquisitions of companies. These risks include, among other things, the following: the Company may be exposed to unknown liabilities of the acquired companies; the Company may incur acquisition costs and expenses higher than it anticipated; fluctuations in the Company's quarterly and annual operating results may occur due to the costs and expenses of acquiring and integrating new businesses or technologies; the Company may experience difficulties and expenses in assimilating the operations and personnel of the acquired businesses; the Company's ongoing business may be disrupted and its management's time and attention diverted; the Company may be unable to integrate successfully.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements

ITEM 3. CONTROLS AND PROCEDURES

The Company's management including the Chief Executive Officer and Chief Financial Officer, have evaluated, as of September 30, 2006, the effectiveness of the design, maintenance and operation of the Company's disclosure controls and procedures. Management determined that the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports that it files under the Exchange Act is accurate and is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and regulations.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision making can be fully faulty and that breakdowns in internal control can occur because of human failures such as errors or mistakes or intentional circumvention of the established process.

There have been no changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

On October 2, 2006, the Company was named in a lawsuit captioned New Millennium Enterprises, LLC and Phoenixsurf.com, LLC v. Michael W. Hawkins, et. al. U.S. District Court, Middle District of Georgia, 3: 06-CV-84 (CDC). The lawsuit alleges violations of the Georgia Securities Act, Georgia Fair Business Practices Act, Federal Securities laws and certain other unspecified laws in connection with the investment by Plaintiffs of $500,000 in ACC and seeks rescission of this investment. The Company has not yet answered the complaint, but believes it has meritorious defenses to the claims made and intends to vigorously defend the lawsuit.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2006, we issued 806,765 shares of common stock in exchange for the conversion of certain notes payable. We also issued 61,000 shares of common stock, valued at $.0001, to various employees of the Company and 750,000 shares of common stock due to the exercising of certain warrants, valued at $.50 to $2.50. Two individuals with vesting agreements on their common stock, forfeited 125,000 shares of common stock due to their departure. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None during this reporting period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None during this reporting period.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibits
   No.                                  Description
--------   ---------------------------------------------------------------------
  31.1 Certification of Michael W. Hawkins Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2     Certification of Bruce Harmon to Section 302 of the
           Sarbanes-Oxley Act of 2002.

  32.1 Certification of Michael W. Hawkins Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2 Certification of Bruce Harmon Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Alternative Construction Company, Inc.

Date: October __, 2006


By: /s/ Michael W. Hawkins
    -------------------------------------
    Chief Executive Officer
    (Principal Executive Officer)

Date: October __, 2006


By: /s/ Bruce Harmon
    -------------------------------------
    Chief Financial Officer (Principal
    Accounting and Financial Officer)