Form 10KSB
period 2006-12-31
Alternative Construction Company, Inc.
filed 2007-04-10
CIK 1337566

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006                        Commission file number 333-128191

ALTERNATIVE CONSTRUCTION COMPANY, INC.

(Exact name of registrant as specified in its Charter)

Florida	20-1776133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 South Harbor City Boulevard, Suite 315, Melbourne, FL 32901

(Address of principal executive offices)

Registrant’s telephone number: (321) 308-0834

Securities registered pursuant to Section 12(b) of the Act:

Title of each class __________________________________________________________________	Name of each exchange on which registered ________________________________________________________________
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
Common Stock

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of December 31, 2006, 6,732,405 shares of Registrant’s Common Stock were issued and outstanding.

FORWARD LOOKING STATEMENTS

This report on Form 10-KSB contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate”, “expects”, “intends”, “plans”, “believes”, “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-QSB. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our financial statements for Alternative Construction Company, Inc. Such discussion represents only the best present assessment from our Management.

PART I

ITEM 1.	BUSINESS.

General Overview

Alternative Construction Technologies Corporation ("ACT") was incorporated in Delaware in 1997 and was owned by Mr. Paul Janssens. Quality Metal Systems, LLC, a Florida limited liability company ("QMS") was formed in 2002 and is owned by Paul Janssens. QMS held the title to various fixed assets including the Facility and production line. The three patents utilized in the business were owned privately by Paul Janssens.

On January 21, 2005, Alternative Construction Company, Inc., a Florida corporation organized in 2004 ("ACC" or the “Company”) acquired ACT, selected assets of QMS and the patents owned by Mr. Janssens.

Our corporate headquarters are located at 1900 South Harbor City Boulevard, Suite 315, Melbourne, Florida 32901. Its website address is http://www.actechpanel.com.

Alternative Construction Company, Inc. produces patented, galvanized-steel, interlocking Structural Insulated Panels (SIPs) that are used in all facets of the construction industry. The company's SIP system is used as an alternative to conventional materials such as lumber and bricks and is considered "green" building technology. Specifically, our foam integrated system is Chlorofluorocarbon ("CFC") free, as we are a strictly hydrocarbon and water foam interjection system. In addition, we have completed the GREENGUARD(TM) Emissions Test for General Construction, conducted by Air Quality Sciences, Inc., on August 16, 2004 (AQS Report No. 12619-02) with the finding that our product, to include the foam purchased from Dow Chemicals, Inc., met all of the emission level requirements of the GREENGUARD Product Guide(TM) Listing.

According to SIPSTech, Inc., www.sipstech.com, (not incorporated by reference into this 10-KSB) a leading provider of SIPS technologies headquartered in Calgary, Canada, when you build with SIPs, you're building homes and commercial properties that can save 50% or more on energy costs when compared to conventional stick frame construction. That means less fossil fuel consumption and less greenhouse gas emissions. SIP technology provides higher "whole-wall" R-value, tightens the building envelope, and reduces air infiltration. That allows the consumer to downsize the heating and cooling equipment. It's the combination of these systems that makes up the technology of a high-performance SIP building. You will also enjoy the green building benefits of less job-site waste, better utilization of material resources, and more environmentally friendly building practices. Industry research and testing has demonstrated that SIPs are superior to frame and block construction materials due to: superior strength and load characteristics, superior wind ratings, superior R-factor and insulation, labor costs, reduced construction labor costs, speed and ease of construction and resistance capabilities to fire, moisture, mold and insects. Michael Morley, the author of "Building with Structural Insulated Panels (SIPS)", a book endorsed by the Structural Insulated Panel Association in Gig Harbor, Washington, further states, "Every once in a while a new technology comes along that makes its Predecessors obsolete.... SIPs produce a structurally superior, better insulated, faster to erect, and more environmentally friendly house than ever before possible." In 2000, the International Residential Code ("IRC") replaced the Council of American Building Officials ("CABO"), the International Conference of Building Officials ("ICBO"), Building Officials and Code Administrators International ("BOCA"), and the Southern Building Congress International ("SBCCI"). The newly organized IRC contains a section specifically establishing energy-related requirements for new construction. Efforts by the Office of Science and Technology under the U.S. Government led to the development of the Partnership for Advancing Technology in Housing ("PATH"). The PATH initiative seeks to reduce the environmental impact and energy use of new housing by 50% or more by 2010. SIPs are a featured technology in PATH's vision.

The Company also manufactures patented in-house safe rooms, the Universal Safe Room™, used for the protection of loved ones and valuables in the event of weather disasters or home intrusions

The ACTech Panel™ is a patented SIP that has undergone extensive testing performed by independent laboratories and agencies. The SIP is composed of steel, both 26 and 20 gauges, as the outer skins of the wall with the calculated injection of formulated foam serving as the insulation. The ACTech Panels™ are environmentally friendly, sustainable and fully recyclable. They are used as cost effective, energy efficient and disaster tolerant alternative to conventional building materials. They allow for rapid building, both by skilled and unskilled labor. Additionally, SIPs are at the forefront of the "green" building industry

In 2004, revenues were derived from the sale of the ACTech Panel™ SIPs to commercial builders whom continued to provide a portion of revenue and the Company began providing SIPs for commercial school classroom builders in Florida. The Company's products are used in the construction of affordable housing, high-end elegant homes, modular housing, commercial buildings, modular portable classrooms and safe rooms, among others. In 2004, those markets accounted for 9.0%, 1.1%, 5.2%, 21.4%, 63%, and 0.3% respectively. In 2005, those markets accounted for 1.4%, 7.5%, 0%, 1.5%, 89.5%, and 0.1%.

The Company and/or its Predecessor have produced SIPs for nine years. The Predecessor company focused resources upon research and development, endorsements, and product testing and quality control matters, as opposed to sales and marketing related efforts. This is evidenced by static total sales and no material marketing expenditures in 2004 and previous years. The Company has re-focused resources upon sales and marketing initiatives, building distributor relationships, joint ventures, customer service, and operating, production and delivery efficiencies. In light of this transition, the Company has improved its sales outlook from two active customers and zero prospects to several customers and a sales pipeline consisting of ten (10) customers where we have received a Purchase Order from or other correspondence stating that they are going to utilize our system in the future, more than ten (10) customers where we have qualified and are in direct competition with a competitor for business, and more than twenty (20) customers in which we have entered into negotiations for potential sales.

In 2005, the Company was in a transition period whereas it grew the business with the existing client base while focusing on diversification and expansion for 2006. In 2006, the diversification was a primary factor as the customer base was modified from the prior model of almost total dependence on the school classroom market to developers. This diversification was prudent as a primary source of revenue in the classroom market in 2005 was discontinued in 2006. In August 2005, the world saw the devastation resultant from Hurricane Katrina. The construction industry modified its focus in this region as the potential assistance to the citizens and the resultant benefits to construction companies became evident. Due to the federal and state governments being involved with the rebuilding process, delays in contracts and construction impacted the companies, such as ProSteel Builders Corporation (“PSB”), in their efforts to provide new construction in this area. PSB began earning revenues in the second half of 2006 as it continued its marketing efforts related to the Katrina area. The results of the marketing, which was the primary goal of PSB for 2006, provided two significant contracts starting in 2007. Both customers are rebuilding the Katrina area and the contracts, as previously disclosed in January 2007 on Form 8-K, reflect the beginning of the 2006 marketing efforts. ACT has expanded its marketing to attract developers throughout the southeast United States. The impact of the 2006 diversification and marketing efforts should begin in 2007.

Universal Safe Structures, Inc. (“USS”) of Florida, an 80% owned subsidiary, was incorporated in 2005, and designs and markets the Universal Safe Room™ to residential, commercial and other infrastructures. Its website address is http://www.universalsafestructures.com.

ProSteel Builders Corporation (“PSB”) of Florida was incorporated in 2005, and is also an 80% owned subsidiary, which contracts to build residential, commercial and other infrastructures. Its website address is http://www.prosteelbuilderscorp.com.

History, Strategic Expansion and Acquisitions

Prior to the acquisition of ACT by ACC, the Predecessor ACT was focused on research and development. During this period, the highest revenue recorded was approximately $1.1 million in 2004. After the acquisition, for the shortened year of 2005 (acquisition date of January 21, 2005), ACT recorded revenue of approximately $9.1 million, an increase of approximately $8 million, or 727%.

ACC determined shortly after the acquisition of ACT that it would be prudent to complement the manufacturing of the ACTech Panel™ with a subsidiary that focused on provided solutions for construction with its emphasis on the ACTech Panel™. In April 2005, PSB was formed to provide its customers these solutions as well as to diversify the revenue stream of the consolidated ACC.

Included with the acquisition of ACT, the Company also acquired a patent for a safe room using the ACTech Panel™. In April 2005, ACC formed USS with its focus strictly on the Universal Safe Room™. ACC has not begun a major marketing campaign for this product as of 2006.

Business Model

ACC is the parent company to three subsidiaries; Alternative Construction Technologies Corporation (“ACT”), Universal Safe Structures, Inc. (“USS”) and ProSteel Builders Corporation, (“PSB”). ACT is a manufacturing and direct selling company that targets its sales to commercial, residential, industrial, modular, pre-engineered and commercial builders and developers. USS markets the Universal Safe Room™ which is designed to offer loved ones and valuables security in the event of severe weather or a home intrusion. The safe rooms are manufactured by ACT using the ACTech Panel™. PSB is a general contracting and construction arm that sells and/or constructs with the ACTech Panel™. PSB customers are commercial, industrial, residential, individual, modular and/or developer. PSB is structured to optimize value by recognizing customer decision points and providing solutions to the decision makers that maximize revenues while leveraging the inherent qualities of the products and materials.

ACT manufactures its patented ACTech Panel™ using its patented manufacturing line providing the consumer with the Interlocking Building System™ that appeals to consumers, builders and developers who strive to differentiate themselves from other builders by utilizing a value-added product that increases: speed of completion, strength, resistance to severe weather, mold, mildew and insects. The 154,000 square foot manufacturing facility of ACT is located in Bolivar, Tennessee.

USS markets the patented Universal Safe Room™ manufactured with the ACTech Panel™ by ACT. USS markets the safe room to consumers and builders, many of which are in the Gulf coast regions most recently battered by the 2004 hurricanes that terrorized Florida as well as efforts affected by Katrina. Various government programs are being put in place that will assist certain qualified consumers with an acquisition of a safe room.

PSB operates its marketing from its office in Newnan, Georgia. The target area is Georgia, Florida, Alabama, Louisiana and Mississippi. The entire southeast United States is the expanded focus area for the company.

Employees

As of December 31, 2006, the Company had 24 employees, of whom 6 are primarily administrative and executive personnel, with 14 and 4 in the operations of ACT and PSB, respectively. None of our employees are covered by a collective bargaining agreement, and management believes its relationship with our employees is good.

Available Information

All reports of the Company filed with the SEC are available free of charge through the SEC’s Web site at www.sec.gov. In addition, the public may read and copy materials filed by the Company at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain additional information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

STRUCTURAL INSULATED PANELS (SIPs)

Description

Alternative Construction Technologies Corporation (“ACT”), a subsidiary of the Company, manufacturers the ACTech Panel™ with the patented Interlocking Building System™ along with various system components. The majority of the ACTech Panel™ system components are produced in-house at the ACT manufacturing facility in Bolivar, Tennessee. The ACTech Panel™ is the core component of the system and is manufactured in a continuous process. The ACTech Panel™ is covered by both product and process patents. The ACTech Panel™ is a two foot wide, three inch thick, two-sided galvanized steel, polyurethane foam core insulated, interlocking and cut-to-length panel and is used in the construction of practically any structure. The system components include galvanized steel connecting pieces such as base channel, standard capping, inside and outside corner angles, inside and outside eve angles, ridge capping, columns, beams, screws and various other components that may be specified on a per job, per engineering basis.

The ACTech Panel™ has undergone extensive testing by various independent accredited agencies, such as RADCO, Inc., Omega Point Laboratories, Inc. and Hurricane Engineering & Testing, Inc. These tests were commissioned by the company in 1999 through 2004 as required by the company's ongoing quality control program in support of the manufacturing of our product. The overview for all applicable testing can be viewed by the public at the company's website www.actechpanel.com. (Information contained in the Company's Web site is not part of this 10-KSB, nor incorporated herein, by reference.)

The patented process of building the ACTech Panels™ utilizing the Interlocking Building System™ is unique and simple to use with applications throughout the residential and commercial construction industries, providing many benefits to contractors and their customers.

The primary characteristics of the ACTech Panel™ are strength and load characteristics, wind ratings up to 146 miles per hour, R-factor (R- factor is a measurement of the insulating properties of a given material), non-combustible, reduced labor costs and build time, no measurable off-gassing (refers to certain toxic emissions from a given product or material that used chemicals in its manufacturing process), speed and ease of assembly, acoustical excellence, moisture, mold and insect resistant and reduction in heating and air conditioning costs of up 30-50%. The ACTech Panel™ has achieved the ability to meet or exceed specific hurricane related building codes levied by the State of Florida and maintains Florida product approval. Independent projectile testing verifies that the ACTech Panel™ system's superiority to competitive products.

During 2005 after the acquisition of ACT by ACC, the Company began expanding its marketing efforts on expanded school classroom production, other governmental uses and domestic residential. On May 22, 2005, the Company conducted a presentation at the United Nations, sponsored by the United Nations Environment Programme (UNEP), where it presented its product and solutions for the development of low-income housing. The Company has sold panels in Mexico, Canada, Turkey, Columbia, Guyana, Barbados, Jamaica, Belize, and Kazakhstan.

During 2006, the Company restructured its marketing plan to establish diversification in the marketplace as previously, the Company was significantly dependent on the school classroom market. With the diversification, revenue decreased as the Company focused on developers and commercial and residential builders to complement the classroom market which had decreased in the first quarter of 2006. PSB began a concerted marketing effort in the fourth quarter of 2006 focusing on the Katrina rebuilding effort to include both modular housing and residential housing solutions.

Competitive Strengths

Structural insulated panels (“SIPs”) have competitive strengths to conventional construction materials and to other SIPs materials. The inherent advantage of all SIPs include reduced time to build, simplicity and increased energy efficiency. Traditional SIPs manufacturers utilize oriented strand board (OSB) or some other wood based skin that sandwich a variety of foam cores. ACC believes the ACTech Panel™ has competitive advantages due to the added strength of galvanized steel skin as compared to a wood based product, the fire, moisture, mold, mildew, and the racking, stacking and wind shear load comparisons and the projectile strength ratings.

Market

The market for SIPs addresses similar markets to conventional construction materials such as lumber and bricks. Almost anywhere lumber or bricks can be used as a structural material, the ACTech Panel™ can be used in its place. In applications where a structural component is not a viable option, the ACTech Panel™ may be considered for use as a cladding material or a roofing material.

Seasonality

Construction is an interest rate and economic business cycle sensitive industry.

Patents and Trademarks

The Company maintains three patents. The first Patent, 5,373678, was issued in 1994 for a "structural wall apparatus" with an "...intermediate insulating core of foamed polymer", "at least one interlocking edge..." and "...an elongated reinforcing member strengthening flange...". This patent covers our structural insulated panel with "S" shaped fastened stiffener. The second, Patent 5,827,458, covers the continuous method of making structural foam panels. This patent covers and defines our manufacturing process including the de-coiling of our galvanized steel skins and stiffeners, straighteners for threading and attaching the stiffeners to the skins, roll formers for shaping both skins and stiffeners into structural shape, a foam injector, a foam conveyor, a curing oven, a cut-off saw and the computer that controls the saw. This patent was issued in 1998 and prevents competition from manufacturing, via continuous feed, a panel that introduces any structural reinforcing strip and, essentially, precludes competition insofar as no other manufacturer can utilize the protected process to manufacture such products in a continuous form feed without infringing on our patent. The third Patent relates to the safe room and is discussed in that section.

The company's continuous manufacturing process patent is also filed internationally in Argentina, Bahamas, Brazil, Canada, China, Columbia, Poland and Russia.

Competition

The structural insulated panel ("SIP") industry has variations in the manufacturing of SIPs. The Company manufactures its SIPs with steel skins and injected foam as the insulation. Other manufacturers utilize the variations of the steel and foam, wood skins with foam injection, insulated concrete forms, and other various methods of producing alternative building materials. In addition, the missile projectile study completed by Texas Tech University demonstrates the strength of our panels against sustained winds caused by hurricanes and tornadoes. The ACTech Panel(TM) has completed testing and been certified in regards to sustained winds, acoustical, mold and mildew, insect resistance, wall bearing strength, projectiles, through multiple national and state level testing facilities (see "Research and Development"). A competitor that uses wood partially defeats itself as wood is subject to termites and other bug infestations. The utilization of trees to build its products loses any opportunities to derive sales from the environmental community. In addition, wood is not as strong against sustained winds especially since the projectile testing indicates its weaknesses compared to steel.

The SIP industry has existed since the 1940's in the United States. Entrepreneurs have sought many alternative building models in which to supplement the standard bricks and sticks. The SIP industry has many locally and regionally based companies, with only a few manufacturing on a national level and/or international level. Many SIP companies specialize in specific markets (i.e., roofing panels, garage doors, portable sheds, etc.). The primary industry today for SIPs is the commercial industry. SIPs are still in the introductory phase as an alternative to residential building. ACC's primary business is in the modular classroom industry and residential and commercial building. ACC's management recognizes the competition and does not believe that any pose a threat to the longevity of the Company in the short- or long-term. According to the U.S. Census Bureau, as of August 2004, the "value of construction put in place - seasonally adjusted annual rate", was $1.015 trillion, with significant growth annually in the SIP market. Only 1% of new home construction in the U.S. in 2002 used foam paneling, but the application is growing 15% a year, according to William Wachtler, executive director of the Structural Insulated Panel Association ("SIPA"), the principal SIP trade association. Mr. Wachtler was quoted in Forbes magazine in an article titled "Foam" written by David Armstrong in the June 21, 2004 edition The Structural Insulated Panel Association ("SIPA") (www.sipa.org) states that the SIP industry has grown by more than 35% per year since 1994. With these considerations, the marketplace is large enough to have multiple quality companies without having one recognized as a threat to another.

In the comparison of pricing, ACC is competitive in the marketplace. In many circumstances, ACC is significantly lower per square foot than its SIP competitors that utilize steel and foam as raw materials. Due to the capability of a continuous form feed processing line that inserts the structural steel foam, protected by our patents, our competitors are required to utilize molds which require additional time for processing, additional cost for personnel, and additional maintenance and cleaning cost, effectively pricing them higher than we are. In comparison to traditional construction utilizing wood or concrete, the ACTech Panel(TM) is comparable but usually slightly higher in initial up-front cost. In a cost analysis, conducted in-house, using factors including energy efficiency, appraisals, site material pilferage, speed of construction, waste and other integral aspects of construction and valuation of a building, the ACTech Panel(TM) in a short three-year period has a significantly better square foot cost. According to Fannie Mae home builders receive up to a 5% appraisal increase on the value of their home if built from SIPS as documented at www.panelwrights.com/sipsave.htm. Insurance companies often issue savings between 5-20% of the premium for housing built utilizing SIPS. Energy savings can reach through better thermal performance (Building With Structural Insulated Panels (SIPS), Strength and Energy Efficiency Through Structural Panel Construction, Michael Morley, The Taunton Press, 2000). In 1998, the Oak Ridge National Laboratory in Oak Ridge, Tennessee completed thorough testing of SIP wall configurations. The results showed that a SIP wall with 3 inch core (our standard size) EPS core had a 31% better insulation value than a conventional wall framed with 2x4s and insulated with fiberglass batts. The Energy Studies in Building Laboratory at the University of Oregon conducted extensive tests on SIP panels that closely monitored the labor required to erect a SIP structure. The result concluded that a SIP structure required 34% less on-site construction time.

The Company currently has only one product it sells, restricting its potential growth in the marketplace by customer expansion. The Company is currently considering, through its research and development division, other products that will expand the Company's market share thereby allowing the Company to compete on a more direct basis with some of its competitors.

SAFE ROOMS

Description

The Universal Safe Room(TM), a patented safe room, is marketed under a wholly-owned subsidiary, Universal Safe Structures(TM), Inc. The safe room's typical installation is in residential construction, either at the time of construction or added after building completion. The safe room, when built at the initial building time, can be incorporated within a house, typically as the master bedroom closet or as the pantry, with the appearance of normal walls. After a house has been constructed, a safe room is typically installed inside a garage. The Universal Safe Room(TM) has many attributes with the primary one being the capability of withstanding winds up to 250 miles per hour winds.

Outside of the typical residential applications, commercial buildings, schools and other places where people gather would be logical for the installation of a safe room to protect against intruders, winds and other forms of natural disasters.

In 2004, the Company sold one safe room (0.26% of total sales) as there were no marketing efforts concentrating on this sector of the business. In 2005 and 2006, the Company continued with 100% of its focus on the sale of the ACTech Panel(TM). The Company projects a marketing campaign to be established in 2007 for the Universal Safe Room(TM), especially in the Katrina rebuilding areas.

Competitive Strengths

The Universal Safe Room™ is a patented above ground safe room. There are primarily two versions of a safe room; underground or above ground. In the marketplace that USS addresses, above ground is necessary as these zones are potential flood zones in the case of a hurricane.

All safe rooms are certified to meet or exceed the following Federal Emergency Management Agency (FEMA) criteria: FEMA - 320 (second edition), FEMA - 361 and the National Performance Criteria for Tornado Shelters. FEMA requirements include: must be able to withstand 250 MPH winds and must be able to withstand 100 MPH projectiles.

Additional competitive strengths include, but are not limited to, competitive pricing, increased property value, can be located almost anywhere inside or affixed to a structure, in-house or detached structure, resistant to termites, mold, mildew, fungus, and intruders, and made with the patented ACTech Panels™.

Market

 The marketplace for the Universal Safe Room™ includes all areas affected by hurricanes and tornadoes. Additionally, any consumer can also use the safe room as protection against intruders and as a safe place to maintain valuables.

The focus of USS includes the Gulf coast region from Florida to Texas, the southeast Atlantic coastline and the lower Midwest states affected by tornadoes.

Seasonality

Construction is an interest rate and economic business cycle sensitive industry. Assuming that consumers would purchase a safe room prior to hurricane season, June through November, sales should be higher in the off season. Typically, after a major hurricane hits, sales of products related to protection increase significantly therefore, there is no typical sales pattern over a year.

Patents and Trademarks

The Company maintains one patent, #6,438,906, which pertains to its Universal Safe Room™.

Competition

There are various competitors in the marketplace selling both above ground and underground safe rooms. Since 2004 and the devastating hurricanes affecting Florida followed in 2005 by Katrina, the demand in the marketplace should exceed the effect of competition. The Katrina rebuilding has been delayed due to various obstacles. At the time significant rebuilding commences, the Company, as well as its competition, will be marketing the thousands of potential customers.

CONSTRUCTION SOLUTIONS

Description

PSB has a diversified client base, diversified product line and diversified geographical presence. PSB's line of in-house designed and engineered modular buildings lends itself to rental applications, private industry temporary worker housing solutions, and bare base military uses. PSB’s line of 1,000 - 1,200 square feet in-house designed and engineered housing kits with several diverse plans, available in single units or in packages, is ideal for promotion in communities where natural disasters such as Hurricane Katrina have devastated the local housing base. The house kits can be ordered through PSB and built locally with unskilled labor, thus enhancing the local job base post-catastrophe. PSB also maintains the capability to provide expert on-site technical and customer support to include crew training and expert consultation with local builders and developers. PSB also produces and constructs commercial buildings according to plans supplied by the customer, or acts as a design - build firm taking the customer from concept to full turn key occupancy. PSB has experienced Project Managers who can take single buildings or entire projects from infancy to occupancy for those customers who desire to have a comprehensive building solution without their actual day-to-day involvement.

Competitive Strengths

PSB has competitive strength in that it maintains the ability to take projects from concept to occupancy, to provide designed kit solutions, to provide modular buildings specifically tailored to location and climate, and to provide low cost housing solutions for the developing world or for areas ravaged by storms or other natural disasters. This one stop full service line of comprehensive building solutions differentiates PSB within the marketplace.

Expertise— The Company believes that our knowledge of our products, technology and applications expertise provides us with a competitive advantage over others in the industry. Customer requirements are supported by engineered design - build solutions where required, and experienced and knowledgeable Project Managers can deliver projects where project management expertise is desired.

Operating Structure—PSB is supported by ACT and its manufacturing of the ACTech Panel™ at its manufacturing facility in Bolivar, Tennessee.

Customer Service—The Company believes that our focus on providing more than a satisfactory experience to our customers provides a competitive advantage. We strive to provide exemplary service by doing whatever it takes to fulfill our commitments to our customers. We pride ourselves in providing solutions to meet our customers’ needs by having solutions available and responding quickly and thoroughly to their requests. Our goal is to provide service beyond our customers’ expectations, which we believe, results in customer loyalty and repeat business.

Market

The business of providing construction solutions is guided by the economy overall but, certain segments continue to flourish while others are on a downturn. This is evidenced by the continued growth in Florida, primarily due to the population growth related to retiring “Baby Boomers” as well as the requirement for additional classrooms as regulated by the federal, state and/or local governments.

Sales

PSB offers comprehensive building solutions using the ACTech Panel™ to builders, developers and end users that are cognizant of the advantages of building with a SIP product that is superior to the standard conventional building with “sticks and bricks”. After the devastation in Florida in 2004 due to the multiple hurricanes and the subsequent slow Katrina rebuilding efforts, the public wants a better product that addresses rebuilding time costs to the end user in both lost revenues and inconveniences. Their goal is to build a structure that will withstand the adverse weather that can affect the coastal areas.

In the third quarter of 2006, PSB undertook an extensive sales and marketing campaign to diversify its customer base, to diversify its geographical presence, and to diversify its product line. The results of this effort included the development of a new website specifically tailored to PSB, the development of sales materials and brochures written in both English and Spanish, a direct mail campaign targeted to steel frame builders and developers, and other efforts including the recruitment of sales consultants. In the fourth quarter of 2006, an experienced and knowledgeable sales consultant was recruited in the Austin, Texas market. This sales professional was given the responsibility for Texas and the Southwestern United States region. The first sale from this region was pending at the end of the 2006. Another highly experienced consultant who is an architect, a developer and a builder, was recruited in Mexico for the PSB sales effort that will be undertaken in the second quarter of 2007. This industry professional assisted in multiple sales presentations in the fourth quarter of 2006 to builders in several cities in Mexico including Monterrey and Saltillo. The presentations were received with great enthusiasm and interest. This effort will further target low cost housing with several large residential builders in northeastern Mexico expressing their desire to enter into a partnership with PSB to provide housing solutions for the affordable housing market.

In the Katrina disaster area, PSB defined a need for modular housing solutions for temporary worker housing and began an extensive marketing effort resulting in sales of units both designed and engineered to the needs of the customer. As a result of these sales and marketing efforts, PSB entered into a long-term, multiple unit agreement in the fourth quarter of 2006 to supply modular worker housing kits to a local builder and developer in the Katrina ravaged area.

In addition to identifying a need for modular housing kits, PSB also identified a need through its marketing research for affordable housing kits in the disaster areas of Mississippi and Louisiana. This need was addressed by PSB and several plans were designed and engineered to include several plans in the 1,000 to 1,200 square foot size range. These plans were subsequently marketed in the fourth quarter of 2006 to organizations which were interested in providing housing solutions for communities hard hit by the disaster, with the result being a long-term contract for PSB to supply its housing kits going forward for the next two years with deliveries starting in the second quarter of 2007.

It is the belief of management that the extensive sales and marketing campaign begun by PSB will provide additional revenue in 2007, specifically in regard to modular building kits, affordable housing kits, and other types of comprehensive building solutions which will allow for further product and customer diversification.

Competition

The U.S. and Mexican construction related markets have many competitors, from small to major corporations. The difference between PSB and the vast majority of these is that PSB is a distributor of the ACTech Panel™, a superior structural insulated panel supported by independent testing and certifications, allowing the end user to have an option to build a better structure. PSB also provides comprehensive building solutions that are not universally available from its competitors. The construction industry in the United States alone is more than $1 trillion annually whereas the structural insulated panel comprises approximately 1%, and growing, of the total. Therefore, the potential for growth, even with strong competition, with their effective marketing indirectly assisting PSB in educating the public, is significant.

PRODUCT HIGHLIGHTS

The following table shows the revenue components, percentage of total revenues, for structural insulated panels and construction solutions for the past two years.

Product Highlights

		For the
		Period
		January 21,
		2005 (Date of
		Acquisition)
	Year Ended	Through
(dollar amounts in thousands)	December 31,	December 31,
	2006	2005
Structural Insulated Panels (operating under ACT)

Revenues
ACTech Panels™ (1)	$5,436	$8,490
Related Components	600	502

Total Structural Insulated Panels Revenues	$6,036	$8,992

Percentage of Total Revenues (2)	64.8%	94.4%
Gross Margin on Structural Insulated Panels Revenues (1) (3) (4)	17.3%	22.6%

Construction Solutions (operating under PSB)

Revenues
ACTech Panels™ (1)	$1,395	$0
Other Services	1,629	534

Total Construction Solutions Revenues	$3,024	$534

Percentage of Total Revenues	35.0%	5.6%
Gross Margin on Construction Solutions Revenues	8.4%	12.4%

Safe Rooms (operating under USS)

Revenues
Universal Safe Room™	$13	$3

Total Safe Rooms Revenues	$13	$3

Percentage of Total Revenues	0.2%	0.0%
Gross Margin on Safe Rooms Revenues	53.8%	33.3%

Total Revenues (1)	$8,634	$9,529

(1)	Reflects intercompany revenue (ACT) and applicable cost of goods sold (PSB) eliminated in consolidations, of $438,685 in 2006. $0 in 2005.
(2)	Reflects the deduction for intercompany revenue to PSB (see (1)).
(3)	Reflects obsolete inventory write-offs in the 4th quarter of 2006.
(4)
Certain manufacturing equipment for the ACTech Panel™ and the applicable depreciation is recorded on the parent company's books due to the method of the acquisition of ACT. $139K and $131K of depreciation expense for 2006 and 2005, respectively, is recorded on ACC's books and the impact on the gross margin is reflected in this analysis.

Item 1A.	Risk Factors

Risks Related to our Business

WE MAY NEED ADDITIONAL FINANCING TO MEET CASH FLOW REQUIREMENTS. We incurred substantial losses for the year ended December 31, 2006. Since the acquisition of ACT on January 21, 2005, the Company showed a strong growth in its revenue with a profitable trend that began in the third quarter of 2005 and continued for the three months ended March 31, 2006. Subsequent to the first quarter of 2006, the Company projected decreases in sales due to seasonal sales combined with the restructuring of the Company to include diversification of it customers, therefore the Company was not profitable. We have a negative cash flow offset by a positive working capital deficit. The Company required additional financing for working capital from the date of acquisition through the current period to overcome a negative cash flow from operations. As a result, our auditors have qualified their report on our financial statements for the year ended December 31, 2006 with respect to the Company's ability to continue as a going concern. If we are unable to obtain future financing the daily operations of the company would eventually become strained to the point that ongoing operations would not be possible. In addition, the company is dependent on purchasing materials from outside vendors to manufacture its products. Should cash flow not be sufficient to support these relationships, in addition to financing not being available, it would become increasingly difficult to support ongoing operational expenses associated with the company's business. There is no guarantee that we will succeed in obtaining additional financing, or if available, that it will be on terms favorable to us, or that raw material prices will be in the range necessary to support ongoing operations.

IF THE PRICE OF RAW MATERIALS CONTINUES TO FLUCTUATE IT WILL CREATE A REDUCTION IN MANUFACTURING CAPACITY. We may need significant additional financing to acquire raw materials in order to meet demand. In the current market for steel and foam, key ingredients to our product rise and fall in cost, which could affect our abilities to procure enough raw materials based on cash and credit availability to produce enough products to meet demand and sell finished products at a profit. With an increase in raw material pricing, which often fluctuates because of availability, natural disasters, and force majures, the company may not maintain adequate cash to procure raw materials to meet current demand and expanded growth. If additional funding is required in the future, obtaining such financing is at the sole discretion of numerous third party financial institutions. Therefore, the company cannot predict its ability to obtain future financing or the specific terms associated with such agreements. As such, the Company would be required to adjust production schedules based on cash availability and market pricing for its finished products which could therefore reduce production and limit its sales growth potential.

WE HAVE A LIMITED RELEVANT OPERATING HISTORY, AND WE MAY NOT BE ABLE TO ACHIEVE PROFITABLILITY IN THE NEAR TERM. Our company and management team is newly formed and has limited experience working together in this area of production and sales. Such limits could adversely effect our near term performance in the management of our assets. Our company has had a cumulative net loss from inception of approximately $2,357,000. Our needs for continued expenditures for product research and development and marketing, among other things, will make it difficult for us to reduce our operating expenses in order to deal with lack of sales growth or unanticipated reductions in existing sales. Our failure to balance expenditures in any period with sales will create losses for the company that would require additional financing to meet cash flow requirements. The possibility of our future success must be considered relative to the problems, challenges, complications and delays frequently encountered in connection with the development and operation of a rapid growth business, and the development and marketing of a product that has been around for decades but only recently actively marketed and manufactured.

SUBSTANTIALLY ALL OF OUR ASSETS, INCLUDING U.S. PATENTS, ARE COLLATERAL FOR LOANS TO THE COMPANY BY THIRD PARTIES. The debentures issued in the recent debt financing are secured by all of our assets. Certain debentures are convertible into common stock, contain anti-dilution provisions and until the debentures are paid in full, prohibit us from incurring other indebtedness without the consent of the debenture holders, except for borrowings in existence on the date of the debenture financing or indebtedness to trade creditors or financial institutions incurred in the ordinary course of business. The maturity dates of the debentures vary. The debentures bear various interest rates. If we become in default of the payment terms or other provisions of the debentures, there is no assurance that we will be able to successfully negotiate new terms favorable to us. In that event, the lenders may elect to accelerate the payment terms and may exercise their right against our collateral. The Company has a revolving credit agreement with Avante Holding Group, Inc., for up to $500,000 with an amendment for up to an additional $500,000, which as of December 31, 2006 had a net balance of $0. Each debenture and revolving credit agreement provides for the following events of default, and a default under one debenture is deemed a default under all debentures. In the event the collateral is inadequate to cover the accelerated payment, the lenders may exercise all avenues available under the law to collect its debt to include non-collateralized assets, in a forced reorganization or other bankruptcy proceedings where.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY OR IF WE INFRINGE ON THE INTELLECTUAL PROPERTY OF OTHERS, OUR FINANCIAL CONDITION AND FUTURE PROSPECTS COULD BE MATERIALLY HARMED. We rely significantly on the protections afforded by patent and trademark registrations that we routinely seek from the U.S. Patent and Trademark Office (USPTO) and from similar agencies in foreign countries. We cannot be certain that any patent or trademark application that is filed will be approved by the USPTO or other foreign agencies. In addition, we cannot be certain that we will be able to successfully defend any trademark, trade name or patent that we hold against claims from, or use by, competitors or other third parties. Our future success will depend on our ability to prevent others from infringing on our proprietary rights, as well as our ability to operate without infringing upon the proprietary rights of others. We may be required at times to take legal action to protect our proprietary rights and, despite our best efforts, we may be sued for infringing on the patent rights of others. Patent litigation is costly and, even if we prevail, the cost of such litigation could adversely affect our financial condition. If we do not prevail, in addition to any damages we might have to pay, we could be required to stop the infringing activity or obtain a license. We cannot be certain that any required license would be available on acceptable terms, or at all. If we fail to obtain a license, our business might be materially adversely affected. In addition to seeking patent protection, we rely upon a combination of non-disclosure agreements, other contractual restrictions and trade secrecy laws to protect proprietary information. There can be no assurance that these steps will be adequate to prevent misappropriation of our proprietary information or that our competitors will not independently develop technology or trade secrets that compete with our proprietary information.

WE DO HAVE MANUFACTURING CAPABILITIES. The company relies on one production line to manufacture its products. While adequate replacement parts are maintained and regularly scheduled maintenance conducted, the company has the risk of shutting down if a key processing line component fails. The replacement of the proprietary equipment could take six to nine months or longer to design, assemble and have operational. It is not possible to have a subcontractor manufacture the ACTech Panel(TM) unless it was in a plant designed and built by ACC.

WE MAY BE REQUIRED TO INDEMNIFY OUR DIRECTORS AND OFFICERS. We have authority under Section 607.0850 of the Florida Business Corporation Act to indemnify our directors and officers to the extent provided in that statute. Our Articles of Incorporation require the company to indemnify each of our directors and officers against liabilities imposed upon them (including reasonable amounts paid in settlement) and expenses incurred by them in connection with any claim made against them or any action, suit or proceeding to which they may be a party by reason of their being or having been a director or officer of the company. We maintain officer's and director's liability insurance coverage with limits of liability of $1,000,000. Consequently, if such judgment exceeds the coverage under the policy, ACC may be forced to pay such difference.

We intend to enter into indemnification agreements with each of our officers and directors containing provisions that may require us, among other things, to indemnify our officers and directors against certain liabilities that may arise by reason of their status or service as officers or directors (other than liabilities arising from willful misconduct of a culpable nature) and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. Management believes that such indemnification provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers.

ITEM 2.	PROPERTIES.

The Company currently conducts its operations from three locations. The Company’s wholly-owned subsidiary, Alternative Construction Technologies Corporation, the manufacturing facility at which the ACTech Panel™ is manufactured, is located in Bolivar, Tennessee. The Company’s majority owned subsidiary, ProSteel Builders Corporation, the construction solution business, is located in Newnan, Georgia (Atlanta area). The corporate and administrative office is located in Melbourne, Florida.

The following table sets forth for each property the total acres, square footage of office space, square footage of warehouse space, total square footage at December 31, 2006 and rent for leased facilities.

	Total	Square Footage
	Acres	Office	Operations	Total	Rent(4)
Corporate Office
ACC - Melbourne, Florida (1)		600		600	2,633
PSB - Newnan, Georgia (2)		1,413		1,413	2,000

Manufacturing Facility
ACT - Bolivar, Tennessee (3)	9.628	6,795	147,209	154,004

	9.628	8,808	147,209	156,017

(1)	This office is leased on a month-to-month basis. The office will be relocating in March 2007.
(2)	This office is leased through April 30, 2009.
(3)	This facility is owned by the Company.
(4)	Per month.

ITEM 3.	LEGAL PROCEEDINGS.

On October 2, 2006, the Company was named as defendant in a lawsuit captioned New Millennium Entrepreneurs, LLC and Phoenixsurf.com, LLC v. Michael W. Hawkins, et. al. U.S. District Court, Middle District of Georgia, 3: 06-CV-84 (CDC). The lawsuit alleges violations of the Georgia Securities Act, Georgia Fair Business Practices Act, Federal Securities laws and certain other certain other unspecified laws in connection with the investment by Plaintiffs of $500,000 in ACC and seeks recession of this investment. In November, 2006, the Company filed an answer to the complaint and in    February, 2007, the Plaintiffs filed a motion seeking leave to amend its complaint. The Company has opposed this motion. No discovery has been conducted in this case, which is at a preliminary stage. The Company believes it has meritorious defenses to the claims made and intends to vigorously defend the lawsuit.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

The Company’s common stock is listed on the OTC Bulletin Board and will commence trading under the symbol “ACCY”.

As of March 30, 2007, the Company’s common stock was held by approximately 79 shareholders of record, which does not include shareholders whose shares are held in street or nominee name. The Company believes that when holders in street or nominee name are added, the number of holders of the Company’s common stock exceeds 300.

The Company has declared no dividends on its common stock.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report on Form 10-KSB contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate”, “expects”, “intends”, “plans”, “believes”, “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-KSB. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our financial statements and summary of selected financial data for Alternative Construction Company, Inc. Such discussion represents only the best present assessment from our Management.

OVERVIEW

The Company is a manufacturing company engaged in the research, development and marketing of proprietary products for the construction industry. We manufacture and distribute the ACTech Panel™, a structural insulated panel (SIP), throughout the United States. The marketing of our products is through our internal sales staff and the use of distributors.

In 2004, all of the Company’s Predecessors' revenues were derived from the sale of our ACTech Panel™ in the United States. In 2004, the primary customers were Nelson, LC, Enerloc, Sam Kelly and Advanced Building Company; combined equaling 86% of total sales. In 2005, under the new ownership after the acquisition of ACT by ACC in January 2005, the Company expanded its distribution network to include the additional builders of classrooms in Florida.

Alternative Construction Company, Inc., a Florida Corporation ("ACC"), was formed on October 26, 2004. Alternative Construction Technologies Corporation, a Delaware corporation ("ACT"), was formed in 1997 by Mr. Paul Janssens, sole shareholder and beneficial owner, and was acquired by ACC on January 21, 2005 (the "Transaction") for the purchase price of One Million Two Hundred and Fifty Thousand ($1,250,000.00) Dollars. After the transaction was completed, continued due diligence determined that an agreed upon reduction in the purchase price for ACT was required to reflect various adjustments resulting in an adjusted purchase price of Eight Hundred and Seventy-Nine Thousand Eight Hundred and Ninety-Four Dollars ($879,894). ACC also acquired certain assets from Quality Metal Systems, LLC, a Florida limited liability company ("QMS"), which was also owned by Paul Janssens for One Million Two Hundred and Fifty Thousand ($1,250,000.00) Dollars. Subsequently, Avante Holding Group, Inc. incorporated Safe Rooms, Inc. on April 27, 2005. After the incorporation, the company changed its name to Universal Safe Structures, Inc. ("USS"). On June 28, 2005 ACC acquired 80% of the Company stock for Eight Hundred Dollars ($800.00). Prior to the time of acquisition by ACC, USS conducted no business. USS has two shareholders, ACC and Avante Holding Group, Inc. Avante Holding Group, Inc. incorporated ProSteel Builders Corporation ("PSB") on April 28, 2005 with the initial shareholders being ACC (80%) and Avante Holding Group, Inc. (20%). PSB was incorporated to function utilizing the ACC products in the commercial and residential construction marketplaces. After the acquisition of ACT by ACC, the operational and marketing personnel continued employment with the Company.

Effective January 21, 2005, ACC acquired ACT and certain assets of QMS. Prior to January 21, 2005, ACC had only immaterial administrative activity. Prior to the acquisition, ACT had operations but, accordingly, the following discussion and analysis of operations is not indicative of future comparisons of ACC as the new ownership projects a different marketing and expansion program that began in 2005 and was restructured in 2006 to provide diversification in customers.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-KSB.

Results of Operations

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2006 TO THE PERIOD JANUARY 21, 2005 (DATE OF ACQUISITION) THROUGH DECEMBER 31, 2005

Total revenues decreased from $9,528,984 for the period January 21, 2005 (date of acquisition) through December 31, 2005 to $8,634,349 for the year ended December 31, 2006. The decrease is primarily related to the reduction in Florida school contracts ($8,071,049 in 2005 compared to $4,471,028 in 2006), offset by an increase in sales for PSB from $573,584 in 2005 to $3,023,897 in 2006.

Cost of revenues was $7,330,809 and $7,472,262, respectively for the year ended December 31, 2006 and the period January 21, 2005 (date of acquisition) through December 31, 2005. As a percent of revenue, the cost of revenues increased from 78.4% to 84.9%, respectively for the period January 21, 2005 (date of acquisition) through December 31, 2005 and the year ended December 31, 2006, primarily due an obsolete inventory write-off in the fourth quarter of 2006 of $304,296 (related to 2005 inventory) and the reduced revenue for ACT. PSB, a general contractor, as compared to the subsidiary and primary revenue producer in 2005, Alternative Construction Technologies Corporation (“ACT”), the manufacturer of the ACTech Panel™, has a lower gross profit percent. The cost of revenues for PSB for 2006 was 91.6% compared to 81.3% for ACT.

Gross profit was $1,303,540 and $2,056,722 respectively for the year ended December 31, 2006 and the period January 21, 2005 (date of acquisition) through December 31, 2005. As a percent of revenue, the decrease in gross profit was from 21.6% and 15.1%, respectively for the period January 21, 2005 (date of acquisition) through December 31, 2005 and the year ended December 31, 2006.

Total operating expenses increased to $3,029,158 for year ended December 31, 2006 from $2,129,315 for the period January 21, 2005 (date of acquisition) through December 31, 2005. This is mainly attributed to the reserve for bad debt taken in 2006 (related to 2005 accounts receivable), the write-off of a $353,048 note receivable, the increased cost of factoring ($307,156), increase in professional fees associated with product compliance licensing and certification ($275,000) and the costs associated with being a public company.

Liquidity and Capital Resources

As of December 31, 2006, the Company had a working capital surplus of $759,886 and a current ratio (current assets divided by current liabilities) of 1.4 to 1. Our loss was $2,039,294 for the year ended December 31, 2006. The Company generated a negative cash flow from operations of $2,678,231 for the year ended December 31, 2006. The negative cash flow from operating activities for the period is primarily attributable to the Company's net loss of $2,039,294, decreases in prepaid expenses of $170,464, inventories of $58,536 and accounts payable and accrued expenses of $359,243 offset by increases in accounts receivable of $862,578, deferred revenue of $97,089 and billings in excess of costs on uncompleted contracts of $50,771.

Cash flows used in investing activities for the year ended December 31, 2006 consisted of the acquisition of $150,712 of manufacturing equipment and computers used in operations.

To date, the Company has financed its business through operations, secured borrowings and debt an equity placements.

The Company, as an effect of its registration of shares on September 26, 2006, had $2,137,927 in debt converted to equity. Additionally, 750,000 warrants were exercised on September 29, 2006 at a total conversion price of $1,437,500.

The Company believes it has sufficient capital resources to meet projected cash flow needs for operations and development for the next twelve months. The Company is presently seeking financing in the form of debt or equity in order to provide the necessary working capital. Such financing may be upon terms that are dilutive or potentially dilutive to our stockholders. The Company currently has no commitments for financing. There are no assurances the Company will be successful in raising the funds required. The Company’s independent public accountants have issued a “going concern” opinion with respect to the Company’s financial statements for the year ended December 31, 2006. See “Item 7. Financial Statements - Report of Independent Registered Public Account.”

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

•	Revenue Recognition

•	Inventories

•	Allowance for doubtful accounts

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
(6) The modular unit has been processed to the customer’s specifications, accepted by the customer and made ready for shipment; and
(7) The modular unit is segregated and is not available to fill other orders.

The remittance terms for these “bill and hold” transactions are consistent with all other sales by the Company.

In the event that the Company’s arrangements with its customers include more than one product or service, the Company determines whether the individual revenue elements can be recognized separately in accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force No. 00-21 (EITF 00-21), Revenue Arrangements with Multiple  Deliverables , EITF 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.

Product Warranty Reserve

The Company provides a one year warranty on the ACTech Panel™. The cost of replacing defective products and product returns have been immaterial and within management’s expectations. In the future, when the company deems warranty reserves are appropriate that such costs will be accrued to reflect anticipated warranty costs.

Inventories

We value our inventories, which consists of raw materials, work in progress and finished goods, at the lower of cost or market. Cost is determined on the first-in, first-out method (FIFO) and includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly positioned at the lower of cost or market. Factors related to current inventories such as future consumer demand and trends in the Company's core business, current aging, current and anticipated wholesale discounts, and class or type of inventory is analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Allowance for Uncollectible Accounts

We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers' financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. As of December 31, 2006, we determined that there was no need for a reserve.

ITEM 7.	FINANCIAL STATEMENTS.

Index	Page

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2006 and 2005	F-2-4
Consolidated Statements of Operations for the Year Ended December 31, 2006 and the Period January 21, 2005 (Date of Acquisition) Through December 31, 2005	F-5
Consolidated Statements of Shareholders’ Equity for the Year Ended December 31, 2006 and the Period January 21, 2005 (Date of Acquisition) Through December 31, 2005	F-6
Consolidated Statements of Cash Flows for the Year Ended December 31, 2006 and the Period January 21, 2005 (Date of Acquisition) Through December 31, 2005	F-7-8
Notes to Consolidated Financial Statements	F-9-26

Board of Directors
Alternative Construction Company, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Alternative Construction Company, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statement of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alternative Construction Company, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the consolidated results of operations and their cash flows for each of the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and had a working capital deficiency in prior years. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LIEBMAN GOLDBERG & DROGIN, LLP

Garden City, New York
March 22, 2007

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Consolidated Balance Sheet
December 31,

ASSETS

	2006	2005

Current Assets
Cash	$16,700	$133,547
Notes Receivable	-	395,000
Accounts Receivable, Net	1,876,211	1,294,288
Due From Factor, Net	61,196	92,543
Inventory	480,617	539,153
Prepaid Expenses	115,139	233,832

Total Current Assets	2,549,863	2,688,363

Property, Plant and Equipment, Net	3,113,689	3,137,654

Total Assets	$5,663,552	$5,826,017

See accompanying independent auditors report and notes to consolidated financial statements.

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Consolidated Balance Sheet
December 31,

LIABILITIES AND STOCKHOLDERS' EQUITY

	2006	2005

Current Liabilities
Notes Payable, Current Portion	$447,448	$2,628,594
Accounts Payable and Accrued Expenses	1,059,853	1,440,942
Accrued Payroll and Taxes	47,376	95,305
Capital Leases, Current Portion	21,942	4,806
Billings in Excess of Costs on Uncompleted Contracts	50,771	-
Deferred Revenue	162,892	65,803

Total Current Liabilities	1,790,282	4,235,450

Noncurrent Liabilities
Notes Payable, Noncurrent Portion	460,150	481,943
Capital Leases, Noncurrent Portion	91,749	17,577

Total Noncurrent Liabilities	551,899	499,520

Total Liabilities	2,342,182	4,734,970

Minority Interest	(76,197)	(22,425)

Stockholders' Equity
Preferred Stock
Series A convertible preferred stock, voting, $1.00 par
value, 1,500,000 shares authorized, 1,500,000 shares
Issued and outstanding	1,500,000	1,500,000
Series B convertible preferred stock, voting, $.0001 par
value, 3,500,000 shares authorized, 2,010,000 shares
Issued and outstanding	201	201
Series C convertible preferred stock, voting, $.0001 par
value, 1,000,000 shares authorized, 377,358 and 0 shares
Issued and outstanding, respectively	38	-
Common Stock
Alternative Construction Company, Inc.: no par value,
100,000,000 shares authorized, 6,732,405 and 4,994,350
Shares issued and outstanding, respectively	-	-
Minority Interest in Subsidiaries	400	400
Subscription Receivable	(1)	(331)
Additional Paid In Capital	4,323,874	853
Accumulated Deficit	(2,426,946)	(387,652)

Total Stockholders' Equity	3,397,567	1,113,472

Total Liabilities and Stockholders' Equity	$5,663,552	$5,826,017

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Consolidated Statement of Operations

		For the Period
	Year	January 21,
	Ended	2005 Through
	December 31,	December 31,
	2006	2005

Sales	$8,634,349	$9,528,984

Cost of Sales	7,330,809	7,472,262

Gross Profit	1,303,540	2,056,722

Operating Expenses	3,029,158	2,129,315

(Loss) From Operations	(1,725,618)	(72,593)

Interest Expense	(367,448)	(268,009)

Net (Loss) Before Minority Interest	(2,093,067)	(340,602)

Minority Interest in Subsidiary	53,772	22,425

Net (Loss)	$(2,039,294)	$(318,177)

Basic and diluted based upon
9,030,117 weighted average
shares outstanding	$(0.23)

Basic and diluted based upon
15,131,634 weighted average
shares outstanding		$(0.02)

See accompanying independent auditors report and notes to consolidated financial statements.

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
For the Year Ended December 31, 2006

		Preferred	Preferred	Preferred	Additional	Retained	Total
	Common	Stock -	Stock -	Stock -	Paid-in	Earnings	Shareholders'
	Stock	Series A	Series B	Series C	Capital	(Deficit)	Equity

Balance, January 1, 2006	$69	$1,500,000	$201	$-	$-	$(387,652)	$1,113,472

Issuance of Series C	-	-	-	38	999,962	-	1,000,000

Issuance of Common Stock	0	-	-	-	3,323,912	-	3,325,490

Collection of Subscription receivable	330	-	-	-	-	-	(1)

Issuance of ACC stock related
to acquisition of ACT	-	-	-	-	-	-	-

Issuance of USS stock	-	-	-	-	-	-	-

Issuance of PSB stock	-	-	-	-	-	-	-

Net (Loss)	-	-	-	-	-	(2,039,294)	(2,039,294)

Balance, December 31, 2006	$399	$1,500,000	$201	$38	$4,323,874	$(2,426,946)	$3,397,567

See accompanying independent auditors report and notes to consolidated financial statements.

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Consolidated Statement of Cash Flows
For the Year Ended December 31,

	2006	2005
Cash Flows From Operating Activities:
Net (Loss)	$(2,039,294)	$(318,177)
Adjustments to Reconcile Net Loss to Net
Cash Used By Operating Activities:
Depreciation and Amortization	174,677	144,615
Minority Interest	53,772	(22,425)
Decrease (Increase) In:
Accounts Receivable, Net	(581,923)	(1,294,288)
Due from Factor, Net	31,347	(92,543)
Inventories	58,536	(539,153)
Prepaid Expenses and Other Current Assets	118,693	(233,832)
Increase (Decrease) In:
Accounts payable, accrued expenses and taxes payable	(429,017)	1,536,247
Billings in Excess of Costs on Uncompleted Contracts	50,771	-
Deferred Revenue	97,089	65,803

Net Cash Used By Operating Activities	(2,572,893)	(753,753)

Cash Flows From Investing Activities:
Acquisition of Property, Plant and Equipment	(150,712)	(3,282,269)
Additional Costs Related to Acquisition	-	(31,310)

Net Cash Used By Investing Activities	(150,712)	(3,313,579)

Cash Flows From Financing Activities:
Issuance of Common Stock	4,323,021	778
Receipt of Stock Subscriptions	330	144
Issuance of Preferred Stock - Series A	-	1,500,000
Issuance of Preferred Stock - Series B	-	201
Issuance of Preferred Stock - Series C	38	-
Issuance, of Notes Payable, Line of Credit and Capital Leases	305,233	3,135,534
Repayment and Conversion, Net, of Notes Payable, Line of Credit and Capital Leases	(2,416,864)	(40,778)
Issuance of Notes Receivable	-	(395,000)
Reclass to Bad Debt and Payment, Net, of Notes Receivable	395,000	-

Net Cash Provided By Financing Activities	2,606,758	4,200,879

Net Increase (Decrease) in Cash	(116,847)	133,547

Cash at Beginning of Year	133,547	-

Cash at End of Period	$16,700	$133,547

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$367,448	$95,379
Taxes Paid	$-	$-

See accompanying independent auditors report and notes to consolidated financial statements.

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operation

Alternative Construction Company, Inc. (“ACC”) of Florida was incorporated in 2004. The Company provides administrative and marketing expertise to several subsidiaries. Alternative Construction Technologies Corporation (“ACT”) of Delaware, a wholly-owned subsidiary, was incorporated in 1997, designs and manufactures wall and roof panels (ACTech Panel™) used in residential, commercial and other infrastructures. Universal Safe Structures, Inc. (“USS”) of Florida, an 80% owned subsidiary, was incorporated in 2005, and designs and markets the Universal Safe Room™ to residential, commercial and other infrastructures. ProSteel Builders Corporation (“PSB”) of Florida was incorporated in 2005, and is also an 80% owned subsidiary, which contracts to build residential, commercial and other infrastructures.

On January 21, 2005, a newly formed acquisition Company, known as Alternative Construction Company, Inc. (“ACC”) acquired all the outstanding stock of ACT, a privately held company, and substantially all of the assets of Quality Metal Systems, LLC (“QMS”). In addition, ACC received an assignment of all the patents related to production by ACT, which were owned by a shareholder of ACT. The original purchase agreements entered into on December 14, 2004 between ACC (purchaser) and ACT and QMS (sellers) called for the payment of $1,000,000 and issuance of 1,500,000 shares of ACC Series A Preferred Stock. During the closing transaction and in performing its due diligence, the purchaser (“ACC”) discovered that both companies would require substantial cash infusions to continue operations. The sellers agreed to offset the cash down payment with notes payable of $350,000 due February 19, 2005. On March 10, 2005, the notes were amended and restated with a due date of September 30, 2005. On July 1, 2005, the notes were amended and adjustments to the reconciliation were mutually agreed to by all parties raising the outstanding balance to $629,894. Therefore, the cost of the acquisition of ACT after the net adjustments as a result of further due diligence, was $879,894 of which $750,000 was Series A Preferred Stock. The acquisition of the assets of QMS did not change. A new provision in the notes states that if the Company were to file for public registration, the seller would convert the remaining balance, less $100,000, to common stock at the value of $2.65 per share. To date, any net balances payable by the purchaser to the sellers have not been made as the purchasers continue to collect accounts receivable and liquidate payables and other obligations.

In accordance with SFAS No. 141, “Business Combinations”, the acquisition has been accounted for under the purchase method of accounting. The purchase price was allocated to ACT and QMS’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as ascertained by an independent certified appraisal as of December 2004 (facility and land prepared by Johnstone Group, Inc. of Jackson, TN) and January 2005 (manufacturing equipment prepared by Neiman-Ross of Nashville, TN), with any excess being ascribed to goodwill. Management is responsible for determining the fair value of these assets. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair values. Goodwill, as the result of the net of assets and liabilities, was a negative therefore management determined that there would be no value associated with the acquired patents and the fixed assets acquired would be reduced on an equal basis by the negative goodwill thereby reducing goodwill to zero. The following table summarizes the components of the purchase price and the activity and balance sheet of the acquired company at January 20, 2005:

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

COMPONENTS OF PURCHASE PRICE
Note Payable	$629,894
Series A Preferred Stock	1,500,000
Total Purchase Price	$2,129,894
BALANCE SHEET and ACTIVITY at JANUARY 20, 2005:
Assets:
Cash	$43,634
Accounts Receivable, net	158,674
Inventory	70,738
Prepaid Expenses	16,378
Property, Plant and Equipment, net	658,588
Total Assets	$948,012
Liabilities and Stockholders' Equity:
Accounts Payable and Accrued Expenses	$167,452
Debt	85,528
Stockholders' Equity	695,032
Total Liabilities and Stockholders' Equity	$948,012
STATEMENT of OPERATIONS for the Period JANUARY 1 - 20, 2005:
Sales	$84,152
Cost of Sales	80,786
Gross Profit	3,366
Operating Expenses	34,676
(Loss) from Operations	(31,310)
Net (Loss)	$(31,310)

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table is a detail of the reduction (net) of $370,106 from the acquisition price of $2,500,000 to $2,129,894:

	ACT	ACT	QMS	QMS
	Stock	Cash	Stock	Cash	Total
Purchase Price

Series A Preferred Stock	750,000	-	750,000	-	1,500,000

Note Payable	-	500,000	-	500,000	1,000,000

Total Purchase Price	750,000	500,000	750,000	500,000	2,500,000

Adjustments to Purchase Price:

Accounts Receivable (a)	-	(202,611)	-	-	(202,611)

Accounts Payable (b)	-	(134,441)	-	-	(134,441)

Unrecorded Lease (c)	-	(16,271)	-	-	(16,271)

Fixed Assets (d)	-	(1,982)	-	-	(1,982)

Physical Inventory (e)	-	(7,245)	-	-	(7,245)

Unpaid Payroll at Acq. Date (f)	-	(7,556)	-	-	(7,556)

Total Adjustments	-	(370,106)	-	-	(370,106)

Net Purchase Price	750,000	129,894	750,000	500,000	2,129,894

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

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The purchase price of ACT and the select assets of QMS was $2,500,000. The actual value of the assets (net) purchased was $2,564,984 as shown below:

	Purchase	Adjustments
	Before	From
	Adjustments	Above	Total

Appraised value of fixed assets	2,528,540		2,528,540

Other assets & liabilities, net	36,444	(370,106)	(333,662)

Acquired assets, net	2,564,984	(370,106)	2,194,878

Purchase price	2,500,000	(370,106)	2,129,894

Value in excess of purchase price	64,984	-	64,984

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

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Alternative Construction Technologies Corporation (“ACT”), and its majority owned subsidiaries, Universal Safe Structures, Inc. (“USS”) (80%), and ProSteel Builders Corporation (“PSB”) (80%). All significant inter-company transactions have been eliminated in consolidation. Inter-company transactions include the loans from the parent to its subsidiaries.

Revenue Recognition

The Company recognizes revenue on our products in accordance with the Securities Exchange Commission (SEC) Staff Accounting Bulletin No. 104, (which superseded Staff Accounting Bulletin No. 101) “Revenue Recognition in Financial Statements”. Under these guidelines, revenue is recognized on sales transactions when all of the following exist: persuasive evidence of an arrangement did exist, delivery of product has occurred, the sales price to the buyer is fixed or determinable and collectibility is reasonably assured. We accrued a provision for estimated returns concurrent with revenue recognition.

The Company has adopted Emerging Issues Task Force Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (EITF 01-9), which became effective for fiscal years beginning after December 15, 2001. We concluded that EITF 01-9 is applicable to the accounting for our cooperative agreements with certain customers, as the benefits received from consideration given to those customers are not sufficiently separable from the revenue derived. Accordingly, all such cooperative expenses are recorded as reductions to revenues.

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Sales for ACT and USS are generated from customer’s purchase orders. The sales are recognized upon the shipment of finished goods from the Company’s plant to the customer at which time the product changes title. Allowances for cash discounts and returns are recorded in the period in which the related sale is recognized. Our 80% owned subsidiary, PSB, contracts to build residential, commercial and other infrastructures to its customers, none of which are related to ACC. As such, PSB recognizes its revenue under the percentage of completion method as work on a contract as progresses, recognition of revenue and profits generally is related to costs incurred in providing the services required under the contract. Statement of Position 81-1 discusses accounting for performance of construction contracts. The use of the percentage of completion method depends on our ability to make reasonable dependable estimates. Additionally, contracts executed by PSB and their customers include provisions that clearly specify the enforceable rights of our services that are provided and received by our customers. Our estimates assume that our customers will satisfy their obligations under the contract and our performance requirements will be completed.

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

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due for products sold. The accounts receivable are due under normal trade terms requiring payment within 30 days from the invoice date. Management reviews accounts receivable to determine if any receivables will potentially be uncollectible and any balances determined to be uncollectible are written off. Although no assurance can be given as to the collectibility of the accounts receivable, based on the information available, management has recorded a reserve for bad debt as a precautionary measure. As of December 31, 2006, the allowance for doubtful accounts receivable had a balance of $149,157. The Company did not have a reserve at December 31, 2005.

ACT utilizes the accounts receivable factoring service provided by The Hamilton Group (“Hamilton”) for a significant percentage of its receivables. Under the terms of the Sale of Accounts Factoring and Security Agreement, Hamilton provides advances of 80% of the receivable they purchase for a fee compounded daily. The factoring fees for the year ended December 31, 2006 was $266,208 and $182,070 for the period January 21, 2005 (date of acquisition) through December 31, 2005. As of December 31, 2006, Hamilton had purchased $333,402 of receivables, and they had advanced $266,721 to the Company, for a net due from factor of $25,456. As of December 31, 2005, Hamilton had purchased $462,715 of receivables, and they had advanced $370,172 to the Company, for a net due from factor of $92,543.

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

PSB utilized the accounts receivable factoring service provided by Hamilton for a portion of its receivables. Under the terms of the Sale of Accounts Factoring and Security Agreement, Hamilton provides advances of 80% of the receivable they purchase for a fee compounded daily. The factoring fee for the year ended December 31, 2006 was $40,948. As of December 31, 2006, Hamilton had no outstanding activity as the Hamilton account was closed for new activity on July 5, 2006.

Effective July 5, 2006, PSB contracted with CyberFactor, LLC (“CyberFactor”) to utilize their accounts receivable factoring service provided by CyberFactor for a portion of its receivables. Under the terms of the Sale of Accounts Factoring and Security Agreement, CyberFactor provides advances of 80% of the receivable they purchase for a fee compounded daily. The factoring fee for the year ended December 31, 2006 was $15,583. As of December 31, 2006, CyberFactor had purchased $187,513 of receivables, and they had advanced $139,487 to PSB, for a net due from factor of $35,740.

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

Long-Lived Assets

Long-lived assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the used of these assets. When any such impairment exists, the related assets will be written down to fair value. No such impairment existed through December 31, 2006 or 2005.

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

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of credit risk with respect to trade receivables are limited due to the diverse group of customers to whom the Companies sell. The Company has not established an allowance for doubtful accounts as none is considered necessary, based upon factors such as the credit risk of specific customers, historical trends, other information and past bad debt history which has been immaterial and within the Company’s expectations. Although, the Company has been dependent on a limited number of suppliers related to its manufacturing, it does not believe that there would be an adverse effect if the current suppliers would limit deliveries. There are other suppliers to provide adequate supplies for manufacture.

For the year ended December 31, 2006, sales to the Company’s primary two customers accounted for approximately 77.3% of revenues and 65.0% of accounts receivable as of December 31, 2006. For the period January 21, 2005 (date of acquisition) through December 31, 2005, sales to the Company’s primary two customers accounted for approximately 84.7% of revenues and 49.7% of accounts receivable.

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

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company computes deferred income taxes in accordance with Financial Accounting Standards Board Statement No. 109 (SFAS No. 109) "Accounting for Income Taxes." The provision includes taxes currently payable plus the deferred tax effect of temporary timing differences in financial statement and income tax reporting. The principal differences in timing between the income statement and taxable income involve depreciation expenses recorded under the straight-line method in the income statements and by accelerated methods for tax purposes, the timing of the franchise tax deduction and the expensing of bad debt. The differences between income tax expenses and taxes currently payable are reflected in deferred tax accounts in the consolidated balance sheet. Because of the Company’s historical earnings history and the going concern problem, the net deferred tax asset has been fully offset by a 100% valuation allowance.

Shipping and Handling Costs

The Company has included freight out as a component of selling and delivery expenses, which amounted to $229,540 for the year ended December 31, 2006 and $430,225 for the period January 21, 2005 (date of acquisition) through December 31, 2005.

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

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. At December 31, 2006, the Company had working capital of $759,886. The Company is operating at a loss for the year ended December 31, 2006. For the nine months ended March 31, 2006 (July through December 2005 and January through March 2006), the Company was operating at a profit. The second through fourth quarters of 2006 were projected to be at a loss due to the season and the timing for certain customers. The Company booked certain write-offs in the fourth quarter of 2006 including bad debt, write-off of a note receivable and inventory, all of which is applicable to 2005. The Company has diversified its customer base to provide future stabilization of revenue without the potential of one customer and/or one industry adversely affecting the Company. The Company has executed contracts in excess of $14 million for 2007 as well as the continuation of a primary customer of the Company for multiple years that has committed to a continuation of its ordering to equal or exceed its 2006 orders (approximately $5.6 million). Realization of the assets of the Company is dependent upon the Company’s ability to meet its financing requirements and the continued success of future operations. The consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 2 - NOTES RECEIVABLE

The Company had two notes receivable as of December 31, 2005. The first note is with Ross Laris and ProSteel Builders Corporation in the amount of $95,000. This amount was advanced to Mr. Laris as an incentive loan as related to his project under the corporate name of Premiere Homebuilders, LLC which ultimately contracted with the Company for a multi-year project totaling approximately $946,000. The note was satisfied in the first quarter of 2006 and the applicable stated interest of 8% was paid with the principal. The other note receivable was with Peter Baker, originally in the amount of $300,000. As of December 31, 2006, the principal balance was $275,000 as a payment in the amount of $25,000 was received. As of December 31, 2005, the principal balance was $300,000. This amount was advanced to Mr. Baker as a loan commitment fee that was for a line of credit of $3,000,000 that never was finalized. The note is payable in full as of June 30, 2007 with interest at prime plus 3%. As of December 31, 2006, the Company determined that with certain factors, the balance may be uncollectible and wrote-off the note. The Company will pursue its various options for collection.

NOTE 3 - PREPAID EXPENSES

The Company has prepaid insurance expenses of $115,139 and prepaid expenses of $233,832 as of December 31, 2006 and 2005, respectively.

NOTE 4 - INVENTORY

Inventory as of December 31, 2006 and 2005 consists of the following:

	2006	2005

Raw materials	$353,243	$352,763
Finished goods	0	153,144
Safe Room Kits	12,091	12,091
Finished Goods on Consignment	115,283	21,155
	$480,617	$539,153

The Company has provided the Company’s finished goods products to third parties on a consignment basis. The items remain the property of the Company.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment for December 31, 2006 and 2005 is summarized as follows:

	2006	2005
Capitalized Lease Equipment:
Computer Equipment	$22,383	$22,383
Total Capitalized Lease Equipment	22,383	22,383

Land, building and improvement	1,069,056	1,052,126
Machinery and equipment	2,297,286	2,189,931
Computer Equipment	37,385	13,743
Furniture and fixtures	6,487	3,670
	3,432,597	3,281,853
Less Accumulated Depreciation and Amortization	(318,908)	(144,199)
Property, Plant, and Equipment, Net	$3,113,689	$3,137,654

Depreciation expense was $174,677 for the year ended December 31, 2006 and $144,615 for the period January 21, 2005 (date of acquisition) through December 31, 2005.

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 6 - NOTES PAYABLE

Notes payable consist of the following:
	2006	2005
Dell Financial Services, collateralized by computer, payable in monthly installments of $388 including principal and interest
at the variable rate of 14.99% per annum. Due on January 2010.	$15,923	$13,166

JMB Associates, principal, accrued and unpaid interest
at 18.00% per annum. Due on June 1, 2006.	0	288,342

JMB Associates, principal, accrued and unpaid interest
at 18.00% per annum. Due on June 1, 2006.	0	414,481

Sharon Beshara, principal, accrued, and unpaid interest
at 24% per annum on revolving 30-day term. Note is
extended every 30 days.	0	400,000

Antoinette Pace, principal, accrued, and unpaid interest
at 24% per annum on revolving 30-day term. Notes are
extended every 30 days. The amount is guaranteed by
Avante Holding Group, Inc. Due on June 30, 2007.	117,702	260,743

Edward Beshara, principal, accrued, and unpaid interest
at 24% per annum on revolving 30-day term. Note is
extended every 30 days. The amount is guaranteed by
Avante Holding Group, Inc. Due on June 30, 2007.	101,500	101,500

Antoinette Pace and James Beshara, principal, accrued,
and unpaid interest at 24% per annum on revolving 30-day
term. Note is extended every 30 days. The amount is
guaranteed by Avante Holding Group, Inc. Due on June 30, 2007.	200,000	0

Paul Janssens, principal and interest at 12.00% per annum.
Due on March 31, 2006.	0	629,894

South Residential Enterprises, principal and interest at 10.00%
per annum. The note may be converted into equity if the Company
is actively trading as on OTC stock.	0	112,358

M & T Mortgage Corporation, principal and interest at 9.00% per annum.
Payable in monthly installments of $6,005. Due on April 2020. The
amount is personally guaranteed by the CEO of the Company.	403,106	418,620

Merchants & Planters Bank, line of credit, accrued interest
at 7.50% per annum.	10,033	9,844

Merchants & Planters Bank, collateralized by the building located in Tennessee payable in monthly installments of $1,600 including
principal and interest at 7.49% per annum. Due on September 2006.	59,334	72,366

Cecil H. Harmon, principal and interest at 10% per annum. Due on
August 1, 2006.	0	11,052

Steves Rodriguez, convertible promissory note at
no interest, Due March 31, 2006.	0	20,000

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 6 - NOTES PAYABLE (continued)

Avante Holding Group, revolving credit, principal and interest at
prime plus 4% per annum. Due on October 2007.	0	358,171

	907,598	3,110,537
Current Portion	447,448	2,628,594
Notes Payable, Long Term	$460,150	$481,943

NOTE 7 - CAPITAL LEASE OBILIGATIONS

	2006	2005
Dell Financial Services, secured by computer equipment, payable at 13.9%
per annum. Due March 2009. Monthly payments are $29 including
principal and interest.	$650	$1,066

Dell Financial Services, secured by computer equipment, payable at 18%
per annum. Due March 2009. Monthly payments are $626 including
principal and interest.	13,399	21,217

Dell Financial Services, secured by computer equipment, payable at 18%
per annum. Due July 2010. Monthly payments are $188.30 including
principal and interest.	4,847	0

Dell Financial Services, secured by computer equipment, payable at 18%
per annum. Due July 2010. Monthly payments are $64.84 including
principal and interest.	1,606	0

Avante Leasing Corporation,, secured by truss manufacturing equipment, payable at 15.53% per annum. Due September 2011. Monthly payments
are $2,321.25 including principal and interest.	93,189	0
	113,691	22,383
Current Portion	21,942	4,806
Non-Current Obligation Under Capital Lease	$91,749	$17,577

Future minimum capital lease obligations at December 31, 2006 are as follows:

2007	$38,753
2008	38,753
2009	32,858
2010	29,627
2011	20,891
Total Capital Lease Obligations	$160,882

NOTE 8 - COMMITMENTS

The Company leases a forklift. The lease expires in August 2007. Monthly lease payments are $546.00.

Future minimum obligations for the above lease are as follows:

2007	$4,368
Total Minimum Lease Obligations	$4,368

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 9 - RELATED PARTIES

Michael W. Hawkins, the CEO for the Company, is also CEO and principal shareholder for Avante Holding Group, Inc. (“Avante”), GAMI, LLC (“GAMI”), Hawkstone, Inc. (Hawkstone”) and Ventures Unlimited, LLC (“VUL”). GAMI, Hawkstone and VUL each hold various amounts of shares of the Company. Mr. Hawkins, through the issuance of stock to various companies controlled by himself, owned approximately 51.3% of the Common Stock issued for ACC and 100% of the Series B Preferred Stock. After the Reverse Split effective July 30, 2005, the issuance of Common Stock on August 1, 2005, and the subsequent issuance of Common Stock on August 15, 2005, Mr. Hawkins’ companies owned approximately 37.35% of the outstanding Common Stock of the Company, 100% of the Series B Preferred Stock and 50% of the Series C Preferred Stock.

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

ACC and Avante entered into a Finder Agreement on October 24, 2004 for a period of three years. The Agreement may be extended for consecutive terms upon mutual consent of both parties. ACC pays Avante a standard 10% in cash and 10% in warrants finder’s fee with a 2% expense account.

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

PSB has a management contract with Advanced Construction Partners, LLC, which is owned equally between GAMI and Advanced Construction Options, LLC (“ACO”).

On September 30, 2006, ACO assigned to PSB a note dated July 10, 2005, between ACO and GAMI for $50,000. At September 30, 2006, at the time of the assignment, the balance due GAMI was $29,036 which included accrued interest. The note included interest at the rate of 10% per annum. On December 31, 2006, the balance due to GAMI under this Agreement was $30,531 and that balance was assigned from GAMI to Avante and recorded under the Avante Revolving Credit Agreement.

On November 1, 2004, at the time of organization, ACC and Avante entered into a Revolving Credit Agreement for $500,000. The terms of the Agreement includes interest at the rate of prime plus 4%. An Amendment to the Agreement was executed in March 2006 providing an additional $500,000 credit for a total of $1,000,000. The Agreement terminates on October 31, 2007 with an available extension of one year at the discretion of the Lender. In November 2006, $500,000 of the debt was converted by Avante into Series C Preferred Stock. On September 30, 2006, the Company and Avante executed an amendment that reclassified $500,000 of the current balance to a long-term note payable on January 1, 2008. This balance is also convertible at the option of Avante. As of December 31, 2006 and 2005, the balance due to Avante under this Agreement was $0 and $358,476, respectively.

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 9 - RELATED PARTIES (continued)

On July 1, 2006, GAMI contracted with PSB for the construction of an office building in Melbourne, Florida, which will have various leaseholders including, but not limited to, Avante and ACC. The contract is for $965,800. Work on the contract began in October 2006. As of December 31, 2006, the construction was 70% complete (certain other components outside of actual construction were at various percents complete and accounted for accordingly) and was recorded on the PSB’s books under the percentage completion method of accounting, as $649,935 of revenue and the associated costs were booked. As of December 31, 2006, PSB has no accounts receivable as the balance billed of $649,935 was paid in full. The contract was negotiated under a fair and reasonable terms, comparable to competitive builders, and has been accounted for as an arms’ length transaction.

On October 1, 2006, Avante Leasing Corporation, a wholly-owned subsidiary of Avante Holding Group, Inc., leased a truss building system to Alternative Construction Technologies Corporation. The terms of the agreement include a five year term, 15.53% interest, with a $1 purchase price at the end of the period. This transaction was completed as the acquisition and financing of the truss system needed the financial guarantee of Avante Holding Group, Inc. and Michael W. Hawkins. As of December 31, 2006, the balance due to Avante Leasing Corporation under this Agreement was $93,189.

The CEO of the Company has personally guaranteed several obligations. In addition to the various notes identified above, he has also personally guaranteed the Company payable balance with Phoenix Metals, Inc.

NOTE 10 - EARNINGS PER SHARE

The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS Is based upon the weighted average number of common and common equivalent shares outstanding during the year which is calculated using the treasury stock method for stock options and assumes conversion of the Company’s convertible notes. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation.

A reconciliation of net income and the weighted average number of common and common equivalent shares outstanding for calculating diluted earnings per share is as follows:

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 10 - EARNINGS PER SHARE (continued)

For the Year
ended
December 31,
2006

Numerator for basic loss per share, as reported	$(2,039,294)
Preferred stock dividends	-
Income for basic EPS calculations	$(2,039,294)

Effect of dilutive securities, as reported
Interest on convertible debt	105,089

DILUTED LOSS FOR EPS CALCULATIONS	$(1,934,205)

WEIGHTED AVERAGE NUMBER OF SHARES FOR BASIC EPS	9,030,117

Effect of dilutive securities, as reported
Stock options	860,822
Warrants	2,862,411
Convertible debt	352,988
13,106,338
BASIC AND DILUTED LOSS PER SHARE	$(0.23)

NOTE 11 - INCOME TAXES

A reconciliation of income tax computed at the statutory federal rate to income tax expense (benefit) is as follows:

December
31, 2006

Tax benefit at the statutory rate of 35%	$713,753
State income taxes, net of federal income tax	-
Change in valuation allowance	(713,753)

Total	$0

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 11 - INCOME TAXES (continued)

December
31, 2006

Deferred tax assets: Net operating loss carryforward - 2005	$111,362

Net operating loss carryforward - 2006	713,753
Total net operating loss carryforward	$825,115

Total deferred tax assets	$825,115

Less valuation allowance	(825,115)

Total net deferred tax assets	$0

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2005 and 2006 were fully offset by a 100% valuation allowance. The valuation allowance for the net deferred tax assets was $825,115 as of December 31, 2006.

At December 31, 2005 and 2006, the Company had net operating losses carryforward available for U.S. tax purposes of $318,177 and $2,039,294, respectively, for a total of $2,357,471. The carryforward for 2005 expires in 2025 and for 2006, in 2026.

NOTE 12 - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

On July 30, 2005, the Board of Directors, pursuant to Section 607.0821 of the Florida Business Corporation Act, authorized the consolidation of our outstanding common shares, also known as a reverse split, of the Company that caused each one hundred shares of outstanding shares of its common stock to be converted into one share of its common stock. All share and per share amounts have been adjusted for this reverse stock split.

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

The Series C Preferred Stock was issued to New Millennium Entrepreneurs and Avante Holding Group, Inc. in conjunction with an investment of $500,000 each. The $500,000 from Avante Holding Group, Inc. relates to a conversion of debt associated with the line of credit between Avante Holding Group, Inc. and the Company. The conversion rights are one for one shares of common stock.

NOTE 13 - STOCK OPTION PLAN

The Company complies with Accounting Principles Board (APB) No. 25 “Accounting for Stock Issued to Employees” in accounting for stock options issued to employees. Stock options are granted with an exercise price equal to the fair market value on the date of grant. Accordingly, no compensation expense has been recognized for options issued to employees.

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 13 - STOCK OPTION PLAN (continued)

Had compensation costs for the Company’s stock option plans and stock purchase plan been determined based upon fair value at the grant date consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (loss) and net income (loss) per share would have been as follows:

For the Year ended December 31, 2006

Net loss applicable to common stockholders	$(2,039,294)
Stock based employee compensation expense	-
Determined under fair value based method for	-
All awards

Net loss - pro forma	$(2,039,294)

Net loss per share applicable to common stockholders as reported:
Basic and Diluted	$(.23)

Net loss per share applicable to common stockholders - pro forma:
Basic and Diluted	$(.23)

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

Options granted under the 2004 incentive stock option plan are exercisable at the exercise price of grant and, subject to termination of employment, expire October 31, 2014, are not transferable other than on death, and vest in three unequal annual installments commencing at various times from the date of grant. A summary of the Company’s stock option plan as of December 31, 2006 is presented below:

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 13 - STOCK OPTION PLAN (Continued)

	2006
		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at the beginning of the year	2,000,000	0.55

Granted	-	.

Forfeited	(300,000)	0.75

Exercised	-

Outstanding at the end of the period	1,700,000	0.42

Options exercisable at the end of the period	1,100,000

There are currently 2,300,000 unissued options under the 2004 Stock Option Plan.

The following table summarizes information for stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
Range of	Number	Average	Average	Number	Average
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Prices	@ 12/31/06	in years	Price	@ 12/31/06	Price

0.25 - 0.75	1,700,000		0.51	1,100,000	0.42

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

Of the 3,000,000 warrants issued; 500,000 warrants valued at $0.01. The remaining 2,500,000 warrants were determined to have no value. The determined value of the warrants was based upon the conversion rates attached to them. Based upon that value, the Company’s net income (loss) and net income (loss) per share would have been as follows:

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 13 - STOCK OPTION PLAN (Continued)

For the Year ended December 31, 2006

Net loss applicable to common stockholders	$(2,039,294)
Stock based employee compensation expense
Determined under fair value based method for	-
All awards	(5,000)

Net loss - pro forma	$(2,044,294)

Net loss per share applicable to common stockholders as reported:
Basic and Diluted	$(.23)

Net loss per share applicable to common stockholders - pro forma:
Basic and Diluted	$(.23)

On September 29, 2006, 750,000 warrants were exercised. The exercised warrants consisted of 50,000 at a $0.50 conversion rate, 100,000 at a $1.00 conversion rate, 75,000 at a $1.50 conversion rate, 225,000 at a $2.00 conversion rate, and 300,000 at a $2.50 conversion rate.

NOTE 14 - STOCK-BASED COMPENSATION

The Company has adopted FAS 123R which requires it to record the fair value of stock-based compensation awards as an expense. As of December 31, 2006, the Company did not incur any expense. Should there be a determination of expense in the future, the Company will utilize the various fair market value determination models as required.

NOTE 15 - LEGAL PROCEEDINGS

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

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.    The Company’s Management under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in rules promulgated under the Securities Exchange Act of 1934, as amended) for the Company. Based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2006, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in this Annual Report on Form 10-KSB was (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.    During the last quarter of the Company’s fiscal year ended December 31, 2006, there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls.    A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO have concluded that these controls and procedures are effective at the “reasonable assurance” level.

ITEM 8B.	OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

MANAGEMENT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth information with respect to persons who, as of the date of this prospectus, were serving as directors and officers of the Company. Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

NAME	AGE	POSITION HELD	POSITION SINCE
Michael W. Hawkins	44	Chief Executive Officer	October 22, 2004
Willis Kilpatrick	45	Director	October 22, 2004
Bruce Harmon	48	Interim Chief Financial Officer	October 22, 2004
Thomas Amon	59	Secretary, Director	October 22, 2004
Jeffrey Saturday	32	Director	January 1, 2007
Stephen V. Williams	58	Chairman of the Board	January 1, 2007

MICHAEL W. HAWKINS, CHIEF EXECUTIVE OFFICER (CEO). Mr. Hawkins is the Founder and Chairman of the Company. He was named CEO in April 2005. Since 1997, Mr. Hawkins has served as the Founder and CEO of Avante Holding Group, Inc. (also known as 2Play Corporation and MWH Information) which helps innovators, entrepreneurs and startups with all facets of their development and growth. Mr. Hawkins, through delegation of proxies, controls more than 50% of the Avante stock. He has assisted in the development, funding and transition to public venue for six small-cap companies. He has served at the capacity of Chairman of the Board, Director or as a senior level officer of many other start-up and early stage corporations. Mr. Hawkins has never and currently does not serve as an Officer or Director of any publicly trade companies. In 1999, Mr. Hawkins served as Chief Financial Officer of Florida Tan and raised $15 million in equity capital through Private Placement. Prior to this, he was the Technical Manager for Norrell Services where he served in the capacity of Human Resource Manager for Boeing Corporation, under the Delta IV Rocket Program. In 2001, Mr. Hawkins acquired ownership of Integrity Messenger Corporation where he developed and procured an instant messenger service. Mr. Hawkins resigned his position as Director and President in January 2004. Mr. Hawkins, through Avante Holding Group, Inc, maintains 87.9% ownership of Integrity Messenger Corporation. Under the services of Banyan Capital Partners and Sargon Capital, Inc., Mr. Hawkins assisted SinoFresh Healthcare, Inc., in securing funding through its "C" and "D" rounds of private funding and provided administrative oversight during a reverse merger into a publicly held company in October 2003. Mr. Hawkins holds a BS in Computer Studies from the University of Maryland.

WILLIS H. KILPATRICK, JR. R.P.H., DIRECTOR. Mr. Kilpatrick a Founder and a Director is currently the managing member of South Residential Enterprises, LLC, a sole-proprietor company owned jointly by Mr. and Mrs. Kilpatrick since 1994, where he has overseen multi-million dollar residential development projects in Mississippi. He is a licensed Pharmacist working with the Indian Reservation hospitals in and around Philadelphia, Mississippi. He has served as a Consultant and Investor with SinoFresh Healthcare, Inc., (OTCBB: SFSH) and a Board Member for Integrity Messenger Corporation prior to its reverse merger into a public shell. In addition, he has served as a Board Member for the privately held companies of Adyton Technologies, Inc., a Delaware Corporation established in 2001 that manufactures wellness products, Global Fastener Technologies, LLC, a Florida Limited Liability Company established in 2003 that manufacturers screws (hardware), and Galen Uniphyd Health Plan Corporation, a Florida Corporation established in 2003 that acts as a Physician Services Organization. He is a graduate of the University of Mississippi.

BRUCE HARMON, INTERIM CHIEF FINANCIAL OFFICER (CFO). Mr. Harmon, 48, is a Founder and the interim Chief Financial Officer for the Company. Mr. Harmon has a BS in Accounting from Missouri State University (f/k/a Southwest Missouri State University). Mr. Harmon was instrumental in the public registration of SinoFresh HealthCare, Inc. (SFSH.OB) in 2003 and has worked with Avante Holding Group, Inc. primarily focused on the acquisition of Alternative Construction Technologies Corporation.

THOMAS G. AMON, ESQ., SECRETARY AND DIRECTOR. Mr. Amon is a Founder, Director, Secretary and Legal Counsel to the Company and has over thirty years experience as a practicing attorney specializing in Venture International Banking and Financial Law, Oil and Gas Law and Toxic and Mass Tort litigation. He is a member of the Board of Directors of Venro Petroleum Corporation, an international energy company located in New York City and Houston, Texas; and Encore Networks, Inc., a supplier of signaling conversion and network access products located in Dulles, VA. He is also General Counsel to SiVault Systems, Inc (SVTL.OB) a provider of products for the secure authentication, processing and storage of signature-based records, located in New York City and San Jose, CA. Mr. Amon graduated from Harvard University and the University of Virginia School of Law.

STEPHEN V. WILLIAMS, CHAIRMAN. Mr. Williams, 58, CEO of Alternative Construction Company’s subsidiary ProSteel Builders Corporation (PSB) was appointed Chairman of the ACC Board of Directors effective January 1, 2007. Mr. Williams has an extensive background in the construction industry, and in management both in private industry and in the military. Mr. Williams graduated from the University of Georgia in 1971 with a Bachelors Degree in Political Science. Mr. Williams was a founder of a construction company building single family homes in the Atlanta metropolitan area. Branching out into the commercial market, he became a Founder and Managing Partner of Advanced Construction Options, LLC (ACO), a construction company using the ACTech Panel™ Interlocking Building System™. When a controlling interest in ACO was acquired in 2005 by ACC, Mr. Williams, a licensed General Contractor, became the CEO of ProSteel Builders Corporation.

JEFFREY B. SATURDAY, DIRECTOR. Mr. Saturday, 32, is the two-time Pro Bowl starting center of the 2007 Super Bowl Champion Indianapolis Colts. Mr. Saturday is also an accomplished businessman and is involved in several companies in the areas of construction, land acquisition and developing. He is actively involved in the management of those companies, and currently has over ten properties under development. He serves on the Board of Directors of Advanced Construction Group, LLC, a registered General Contracting firm in LaGrange, Georgia.

Our directors are elected at the annual meeting of the shareholders and serve until their successors are elected and qualified, or their earlier resignation or removal. Officers are appointed by the board of directors and serve at the discretion of the board of directors or until their earlier resignation or removal.

ITEM 10.	EXECUTIVE COMPENSATION.

The information required by this Item stating all the compensation earned by the person serving as the Chief Executive Officer (Named Executive Officer) and each other executive officer whose aggregate compensation which was in excess of $100,000 during the year ended December 31, 2006 is not applicable as no officer was compensated in excess of $100,000 for the year.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of our shares of voting stock as of December 31, 2006 by: (i) each person who is known by us to beneficially own more than 5% of the issued and outstanding shares of common stock; (ii) the Chairman and Chief Executive Officer; (iii) the directors; and (iv) all of the executive officers and directors as a group. For purposes of the beneficial ownership calculations below, the Series A preferred stock, which is convertible into common stock on a 1-for-1 basis, Series B preferred stock, which is convertible into common stock on a 1-for-2 basis and the vested stock options are included on an as converted basis such that the total issued, issuable and outstanding voting stock becomes 13,729,763. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable.

	AMOUNT AND NATURE OF
Name and Address of Beneficial Owner (1)(2)	BENEFICIAL OWNERSHIP		PERCENT
Michael W. Hawkins, Chief Executive Officer	2,693,850	(3)(4)	19.5%
Willis Kilpatrick, Director	461,290	(5)	3.3%
Bruce Harmon, Interim Chief Financial Officer, Treasurer	401,250		2.9%
Thomas Amon, Secretary, Director	900,000	(6)	6.5%
Jeffrey Saturday, Director	101,000		0.7%
Stephen Williams, Chairman	101,000		0.7%
Avante Holding Group, Inc	3,070,874	(7)(8)	22.3%
			-----
All officers and directors as a group (6 persons)	7,729,264		56.1%

(1) Unless otherwise noted, the address of each person or entity listed is c/o Alternative Construction Company, Inc., 1900 South Harbor City Boulevard, Suite 315, Melbourne, FL 32901.

(2) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or convertible securities that are currently exercisable or exercisable within 60 days of December 31, 2006, are deemed outstanding for computing the percentage of the person holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3) Represents 5,000 shares of common stock owned by Hawkstone, Inc. which is a corporation of which Mr. Hawkins is a 50% owner, 3,017,700 underlying shares of common stock owned by GAMI, LLC which is a limited liability company of which Mr. Hawkins and his wife are 100% owners and managing members, and 272,500 shares of common stock owned by Ventures Unlimited, LLC which is a limited liability company of which Mr. Hawkins is a majority owner.

(4) Represents 573,850 shares of common stock and 2,120,000 shares of common stock issuable upon conversion of 1,060,000 shares of Series B preferred stock.

(5) Mr. Kilpatrick's address is 1012 Edgewater Drive, Philadelphia, Mississippi 39350.

(6) Mr. Amon's address is 500 Fifth Avenue, Suite 1650, New York, NY 10110.

(7) Michael W. Hawkins is the Chairman and Chief Executive Officer and majority shareholder of Avante Holding Group, Inc.

(8) Represents 382,195 shares of common stock, 1,900,000 shares of common stock issuable upon conversion of 950,000 shares of Series B preferred stock, 188,679 shares of common stock issuable upon conversion of 188,679 shares of Series C preferred stock and 600,000 options.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Paul Janssens, the former CEO and Chairman of ACT (the Company's Predecessor), contracted with ACC for the assignment of the United States rights to the ACT product patents in exchange for 1,500,000 shares of Series A preferred stock. By virtue of the acquisition of ACT by ACC, the United States and international rights to the ACT product patents formerly held by Paul Janssens have become the property of ACC. In addition, the company owes Mr. Janssens Six Hundred Twenty Nine Thousand Eight Hundred and Twenty-Four ($629,894) Dollars as evidenced by a convertible Promissory Note with interest at the rate of 12% per annum. Mr. Janssens has no other agreement with the company or its affiliates, and is not involved in the operations of the Company or its subsidiaries.

The Company is a party to a number of agreements with Avante Holding Group, Inc. ("Avante") Michael Hawkins is the Chief Executive Officer and principal shareholder of Avante.

The scope of the Exclusive Investment Banking Services Agreement between the Company and Avante provides "... services including the merger of the Company with or into another entity, or the sale of part or all of the Company's fixed, technology or intangible assets including the Company's IT product(s), its website and any related systems.". The Agreement compensates Avante using the "Double Lehman Formula" (10% of the first million, 8% of the second million, 6% of the third million, 4% of the fourth million and 2% for all amounts over $4 million) for all transactions. Additionally, the Investment Agreement provides a fixed 2% expense account for out-of-pocket expenses to be paid in conjunction with the stated Transaction Fees.

The Consulting Agreement between the Company and Avante provides the Company with a Vice President of Finance. The monthly fee is $8,000 under a term of three years commencing October 24, 2004 with a renewable three-year term. If the Company meets certain revenue and/or profitability levels, the Agreement provides a bonus structure.

The Revolving Credit Agreement between the Company and Avante provides the Company with a $500,000 line of credit with interest at the rate of prime plus 4%. The term of the Agreement is from November 1, 2004 through October 31, 2005. The lender can extend the Agreement for one year at its option. Avante extended the Agreement at October 31, 2005 for one additional year. In March 2006, an Amendment to the Agreement for an additional $500,000 was executed. The balance as of December 31, 2006 was $0. In November 2006 $500,000 of the debt was converted into Series C Preferred Stock.

The Sales Commission Agreement between the Company and Avante provides Avante with a commission of $.10 per square foot for any sales of ACTech Panels(TM) and/or any other affiliate's product and/or services. The term of the Agreement is for five years with two automatic renewable terms of five years each effective January 20, 2005.

The Compliance Consulting Agreement between the Company and Avante provides the Company with specialized corporate compliance in regards to the Company's product(s) and the required regulatory issues and other areas construed as compliance. The monthly fee for said services is $22,500 per month for a three-year period with one automatically renewable three-year term. The Agreement has various rate increase clauses and a clause for the conversion of fees to the stock of the Company. This Agreement was effective August 1, 2005.

ProSteel Builders Corporation, a majority controlled company of ACC, entered into a Management Agreement with Advanced Construction Partners, LLC, a Georgia Limited Liability Company based in Palmetto, Georgia on August 15, 2005 to provide contractor and administrative management services to PSB utilizing their expertise to build residential and commercial projects utilizing the product of ACC. GAMI, LLC, a Florida Limited Liability Company controlled by Michael Hawkins is a member of Advanced Construction Partners, LLC. The term of the Agreement was one year and was terminated on August 14, 2006.

ProSteel Builders Corporation, on June 30, 2006, was assigned a note between Advanced Construction Options LLC and GAMI, LLC, originally issued on July 10, 2005 for $50,000. The note was assigned by GAMI, LLC to Avante Holding Group, Inc.

A Revolving Credit Agreement between ProSteel Builders Corporation and Advanced Construction Options, LLC provides ProSteel Builders Corporation with a $500,000 line of credit with interest at the rate of prime plus 4%. The balance as of December 31, 2006, was $0.

ACC contracted in 2006 with Steves Rodriguez, CPA, as its Chief Financial Officer and Director. Mr. Rodriguez is a Partner with London & Company, a California CPA firm. Mr. Rodriguez's firm bills the Company on a monthly basis for a set fee of $5,000. The Company issued a convertible promissory note for $20,000 payable to Mr. Rodriguez on July 31, 2005. This note was converted to 7,548 shares of stock on September 26, 2006. Mr. Rodriguez resigned effective September 26, 2006.

The Law Offices of Thomas G. Amon, New York, New York, represents ACC on certain legal matters. Thomas G. Amon a principal in that firm and a Director of the Company owns 900,000 common shares of Company stock.

ITEM 13.	EXHIBITS.

3.1	Articles of Incorporation, dated 10/26/2004*

3.2	Bylaws*

3.3	Articles of Amendment dated 1/10/05

3.4	Articles of Amendment of Articles of Incorporation, dated 1/14/05*

3.5	Articles of Amendment of Articles of Incorporation, dated 6/2/05*

3.6	Articles of Amendment of Articles of Incorporation, dated 8/9/05*

5.1	Opinion Regarding Legality*

10.1	Acquisition Agreement between Alternative Construction Company and

Quality Metal Systems, dated 12/15/04*

10.2	Acquisition Agreement between Alternative Construction Company and Quality Metal

Systems, dated 12/15/04*

10.3	Patent Assignment, Patent Number 5827458, Continuous Method of Making

Structural Foam Panels*

10.4	Patent Assignment, Patent Number 6438906, Safe Room*

10.5	Patent Assignment, Patent Number 5373678, Structural Panel System*

10.6	Alternative Construction Company, Inc. Year 2004 Stock Option Plan*

10.7	Option Grant for GAMI, LLC, dated 10/26/04*

10.8	Employment Agreement - Charles Young*

10.9	Employment Agreement - Joseph Deming*

10.10	Consulting Agreement between Alternative Construction Company and Avante Holding Group*

10.11	M&A Agreement between Alternative Construction Company and Avante Holding Group*

10.12	Sales Agreement between Alternative Construction Company and Avante Holding Group*

10.13	Compliance Consulting Agreement between Alternative Construction Company and Avante Holding Group*

10.14	Sales of Accounts Factoring and Security Agreement*

10.15	Convertible Promissory Note with JMB Associates, dated 2/22/05*

10.16	Convertible Promissory Note with JMB Associates, dated 6/30/05*

10.17	Revolving Credit Agreement between Alternative Construction Company and Avante Holding Group*

10.18	Amended and Restated Convertible Promissory Note with Willis Kilpatrick, dated 1/21/05*

10.19	Amended and Restated Convertible Promissory Note with Paul Janssens, dated 6/30/05*

10.20	Management Services Agreement between ProSteel Builders Corporation and Advanced Construction Partners, LLC, dated 8/18.05*

10.21	Form of Warrants*

23.1	Consent of Liebman Goldberg & Drogin LLP**

31.2	Section 302 Certification - CEO**

31.2	Section 302 Certification - Interim CFO**

32.1	Section 302 Certification - CEO**

32.2	Section 302 Certification - Interim CFO**

________________________
*   Incorporated by reference from Form SB-2 Registration Statement filed on September 8, 2005; Reg. No. 333-128191
** Filed herewith.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The financial statements for the year ended December 31, 2006 and for the period January 21, 2005 (date of acquisition) through December 31, 2005 included in this filing have been so included in reliance on the report of Liebman, Goldberg & Drogin, LLP. Audit fees paid to Liebman, Goldberg & Drogin, LLP for the 2006 fiscal year were $61,228. No other fees were paid to this firm by the Company or its officers and directors for any other services for the 2006 fiscal year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 10, 2007	Alternative Construction Company, Inc.

	by:	/s/ Michael W. Hawkins
MICHAEL W. HAWKINS
Chief Executive Officer (Principal Executive Officer)

	by:	/s/ Bruce Harmon
BRUCE HARMON Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates as indicated.

Name	Title	Date

/s/ Thomas Amon	Director	April 10, 2007
THOMAS AMON

/s/ Willis Kilpatrick	Director	April 10, 2007
WILLIS KILPATRICK

/s/ Jeffrey Saturday	Director	April 10, 2007
JEFFREY SATURDAY

/s/ Stephen V. Williams	Chairman of the Board	April 10, 2007
STEPHEN V. WILLIAMS