Form 10QSB
period 2007-03-31
Alternative Construction Company, Inc.
filed 2007-05-10
CIK 1337566

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AN EXCHANGE ACT OF 1934

For the transition period from: __________ to __________

Commission file number 333-128191

ALTERNATIVE CONSTRUCTION COMPANY, INC.
(Exact Name of Registrant as specified in its charter)

FLORIDA	20-1776133
(State of Incorporation)	(IRS Employer Identification Number)

1900 S. Harbor City Boulevard, Suite 315, Melbourne, FL	32901
(Address of Principal Executive Offices)	(Zip Code)

321-308-0834
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, no par value
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

At May 7, 2007, 6,732,405 shares of the registrant’s common stock (no par value) were outstanding.

Transitional small business disclosure format: Yes ☐ No ☒

ITEM I. FINANCIAL STATEMENTS

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Consolidated Balance Sheet

ASSETS

	March 31,	December 31,
	2007	2006

Current Assets
Cash	$145,681	$16,700
Accounts Receivable, Net	1,889,480	1,876,211
Due From Factor, Net	109,882	61,196
Inventory	496,350	480,617
Prepaid Expenses	134,416	115,139

Total Current Assets	2,775,809	2,549,863

Property, Plant and Equipment, Net	3,070,817	3,113,689

Total Assets	$5,846,626	$5,663,552

See accompanying notes to consolidated financial statements.

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Consolidated Balance Sheet

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31,	December 31,
	2007	2006

Current Liabilities
Notes Payable, Current Portion	$453,323	$447,448
Accounts Payable and Accrued Expenses	1,133,649	1,059,853
Accrued Payroll and Taxes	60,217	47,376
Capital Leases, Current Portion	23,088	21,942
Billings in Excess of Costs on Uncompleted Contracts	10,980	50,771
Deferred Revenue	163,030	162,892

Total Current Liabilities	1,844,287	1,790,282

Noncurrent Liabilities
Notes Payable, Noncurrent Portion	443,960	460,150
Capital Leases, Noncurrent Portion	81,813	91,749

Total Noncurrent Liabilities	525,773	551,899

Total Liabilities	2,370,060	2,342,182

Minority Interest	(52,985)	(76,197)

Stockholders' Equity
Preferred Stock
Series A convertible preferred stock, voting, $1.00 par
value, 1,500,000 shares authorized, 1,500,000 shares
issued and outstanding	1,500,000	1,500,000
Series B convertible preferred stock, voting, $.0001 par
value, 3,500,000 shares authorized, 2,010,000 shares
issued and outstanding	201	201
Series C convertible preferred stock, voting, $.0001 par
value, 1,000,000 shares authorized, 377,358 and 0 shares
issued and outstanding, respectively	38	38
Common Stock
Alternative Construction Company, Inc.: no par value,
100,000,000 shares authorized, 6,732,405 shares issued
and outstanding
Minority Interest in Subsidiaries	400	400
Subscription Receivable	(1)	(1)
Additional Paid In Capital	4,323,874	4,323,874
Accumulated Deficit	(2,294,961)	(2,426,946)

Total Stockholders' Equity	3,529,551	3,397,567

Total Liabilities and Stockholders' Equity	$5,846,626	$5,663,552

See accompanying notes to consolidated financial statements.

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Consolidated Statement of Income
For the Three Months Ended March 31,

	2007	2006

Sales	$1,723,940	$2,049,840
Cost of Sales	1,176,185	1,276,502
Gross Profit	547,755	773,338
Operating Expenses	380,567	684,358
Income From Operations	167,188	88,980
Interest Expense	(35,204)	(69,888)
Income Tax Benefit	-	13,475

Net Income Before Minority Interest	131,984	32,567
Minority Interest in Subsidiary	(23,212)	21,696

Net Income	$108,772	$54,263

Basic and diluted based upon
13,915,794 weighted average
shares outstanding	$0.01
Basic and diluted based upon
10,514,350 weighted average
shares outstanding		$0.01

See accompanying notes to consolidated financial statements.

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Consolidated Statement of Cash Flows
For the Three Months Ended March 31,

	2007	2006
Cash Flows From Operating Activities:
Net Income	$131,984	$32,567
Adjustments to Reconcile Net Income to Net
Cash Used By Operating Activities:
Depreciation and Amortization	45,038	42,327
Minority Interest	23,212	(21,696)
Decrease (Increase) In:
Accounts Receivable, Net	(13,269)	182,401
Due from Factor, Net	(48,686)	17,675
Inventories	(15,733)	37,757
Prepaid Expenses and Other Current Assets	(19,277)	(37,913)
Increase (Decrease) In:
Accounts payable, accrued expenses and taxes payable	86,637	(398,554)
Billings in Excess of Costs on Uncompleted Contracts	(39,791)	-
Deferred Revenue	138	(65,803)

Net Cash Used By Operating Activities	150,253	(211,239)

Cash Flows From Investing Activities:
Acquisition of Property, Plant and Equipment	(2,166)	(27,071)

Net Cash Used By Investing Activities	(2,166)	(27,071)

Cash Flows From Financing Activities:
Issuance of Notes Payable, Line of Credit and Capital Leases	-	75,000
Repayment of Notes Payable, Line of Credit and Capital Leases	(19,105)	(74,561)
Reclass to Bad Debt and Payment, Net, of Notes Receivable	-	120,000

Net Cash Provided By Financing Activities	(19,105)	120,439

Net Increase in Cash	128,982	(117,871)

Cash at Beginning of Year	16,700	133,547

Cash at End of Period	$145,681	$15,676

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$35,204	$38,082
Taxes Paid	$-	$-

See accompanying notes to consolidated financial statements.

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements and footnotes have been condensed and, therefore, do not contain all required disclosures. Reference should be made to the Company’s annual audited financial statement for the year ended December 31, 2006.

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

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due for products sold. The accounts receivable are due under normal trade terms requiring payment within 30 days from the invoice date. Management reviews accounts receivable to determine if any receivables will potentially be uncollectible and any balances determined to be uncollectible are written off. Although no assurance can be given as to the collectibility of the accounts receivable, based on the information available, management has recorded a reserve for bad debt as a precautionary measure. As of March 31, 2007, the allowance for doubtful accounts receivable had a balance of $149,157. The reserve at December 31, 2006 was $149,157.

ACT utilizes the accounts receivable factoring service provided by The Hamilton Group (“Hamilton”) for a significant percentage of its receivables. Under the terms of the Sale of Accounts Factoring and Security Agreement, Hamilton provides advances of 80% of the receivable they purchase for a fee compounded daily. The factoring fees for the three months ended March 31, 2007 was $46,313 and $113,840 for the three months ended March 31, 2006. As of March 31, 2007, Hamilton had purchased $324,683 of receivables, and they had advanced $259,747 to the Company, for a net due from factor of $109,882.

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

Effective July 5, 2006, PSB contracted with CyberFactor, LLC (“CyberFactor”) to utilize their accounts receivable factoring service provided by CyberFactor for a portion of its receivables. Under the terms of the Sale of Accounts Factoring and Security Agreement, CyberFactor provides advances of 80% of the receivable they purchase for a fee compounded daily. The factoring fee for the three months ended March 31, 2007 was $22,874 of which $20,735 was billed back to two customers for reimbursement under their separate agreements. As of March 31, 2007, CyberFactor had purchased $372,062 of receivables, and they had advanced $297,649 to PSB, for a net due from factor of $57,933.

NOTE 2 - NOTES RECEIVABLE

The Company had one note receivable with Peter Baker as of December 31, 2006. The original amount was $300,000. As of December 31, 2006, the principal balance was $275,000 as a payment in the amount of $25,000 was received. This amount was advanced to Mr. Baker as a loan commitment fee that was for a line of credit of $3,000,000 that never was finalized. The note was payable in full as of June 30, 2007 with interest at prime plus 3%. As of December 31, 2006, the Company determined that based upon certain factors, the balance may be uncollectible and wrote off the note.

6

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classification as follows:

Useful lives	March 31, 2007	December 31, 2006
Computer equipment - 5 years	$61,383	$59,768
Furniture and fixtures - 5 years	6,487	6,487
Land, building and improvement - 20 years	1,069,056	1,069,056
Machinery and equipment - 20 years	2,297,837	2,297,286
Total	3,434,763	3,432,597
Less: Accumulated depreciation and
amortization	363,946	318,908
Total	$3,070,817	$3,113,689

Depreciation expense for the three months ended March 31, 2007 and the year ended December 31, 2006, are $45,038 and $174,677, respectively.

NOTE 4 - LONG-TERM DEBT TABLE

		Balance at
Debt holder	Due date	March 31, 2007
Notes payable :
Dell Financial Services	January 2010	$14,866
Antoinette Pace	June 2007	117,702
Edward Beshara	June 2007	101,500
Anotoinette Pace and James Beshara	June 2007	200,000
M & T Mortgage Corporation	April 2020	399,000
Merchants and Planters Bank	Open	9,844
Merchants and Planters Bank	September	54,371
Capitalized lease obligations :
Dell Financial Services	March 2009	585
Dell Financial Services	March 2009	12,105
Dell Financial Services	July 2010	4,459
Dell Financial Services	July 2010	1,477
Avante Leasing Corporation	September 2011	86,275
	Total long-term debt	1,002,184
	Less current portion	476,411
	Long-term debt,
	net of current portion	$525,773

NOTE 5 - RELATED PARTIES

On July 1, 2006, GAMI contracted with PSB for the construction of an office building in Melbourne, Florida, which will have various leaseholders including, but not limited to, Avante and ACC. The contract is for $965,800. Work on the contract began in October 2006. As of March 31, 2007, the construction was 90% complete (certain other components outside of actual construction were at various percents complete and accounted for accordingly) and was recorded on the PSB’s books under the percentage completion method of accounting, as $866,594 of revenue and the associated costs were booked. As of March 31, 2007, PSB had accounts receivable of $216,659. As of December 31, 2006, PSB had no accounts receivable as the balance billed of $649,935 was paid in full. The contract was negotiated under a fair and reasonable terms, comparable to competitive builders, and has been accounted for as an arms’ length transaction.

On October 1, 2006, Avante Leasing Corporation, a wholly-owned subsidiary of Avante Holding Group, Inc., leased a truss building system to Alternative Construction Technologies Corporation. The terms of the agreement include a five year term, 15.53% interest, with a $1 purchase price at the end of the period. This transaction was completed as the acquisition and financing of the truss system needed the financial guarantee of Avante Holding Group, Inc. and Michael W. Hawkins. As of March 31, 2007, the balance due to Avante Leasing Corporation under this Agreement was $86,275.\

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007

NOTE 6 - LEGAL PROCEEDINGS

On October 2, 2006, the Company was named in a lawsuit captioned New Millennium Enterprises, LLC and Phoenixsurf.com, LLC v. Michael W. Hawkins, et. al. U.S. District Court, Middle District of Georgia, 3: 06-CV-84 (CDC). The lawsuit alleges violations of the Georgia Securities Act, Georgia Fair Business Practices Act, Federal Securities laws and certain other unspecified laws in connection with the investment by Plaintiffs of $500,000 in ACC and seeks rescission of this investment. Plaintiffs amended their complaint on April 11, 2007. The Company filed an answer to the amended complaint denying all essential allegations of the complaint and asserting affirmative defenses showing why the plaintiffs are not entitled to the relief sought. In addition, the Company filed Counterclaims against the Plaintiffs and Third Party claims against individual officers and directors of Plaintiff, alleging a malicious interference with the Company’s business and business relations, conspiracy to interfere with our business, libel and slander, and violation of rights under Title IX of the Organized Crime Control Act of 1970 as amended. The Parties are to establish a consolidated plan of discovery by July 31, 2007. The Company believes it has meritorious defenses to the claims and intends to vigorously defend this lawsuit and to pursue its counterclaims.

NOTE 7 - SUBSEQUENT EVENT

On April 6, 2007, the Company modified the existing loan with Peter Baker (see Note 2), which was written off as of December 31, 2006, establishing quarterly payments of $19,155.46 beginning on May 15, 2007.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007

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

DESCRIPTION OF COMPANY:

The Company is a management company that currently operates one wholly-owned subsidiary, Alternative Construction Technologies Corporation, an entity, which manufactures the ACTech Panel™, and two other subsidiaries, ProSteel Builders Corporation and Universal Safe Structures, Inc., a general contractor offering building solutions utilizing the ACTech Panel™ and a seller of the patented Universal Safe Room™, respectively.

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

In 2004, the Predecessor did not invest in building the ACTech Panel™ brand and infrastructure. Management believes that not spending in these two categories negatively affected the growth of the Company as evidenced by the 2005 change post-acquisition.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-QSB.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2007 TO THE THREE MONTHS ENDED MARCH 31, 2006

Results of Operations

Total revenues decreased to $1,723,940 for the three months ended March 31, 2007 from $2,049,840 for the three months ended March 31, 2006. The decrease resulted primarily from the Company’s manufacturing line being restructured due to the transition from a single supplier of raw materials to a diverse group of vendors to assure the Company of stability of its supply. This restructuring required the line to not be operational the full quarter even though orders from customers continued to be received. The change in the method of acquiring raw materials will result in decreased unit costs due to long-term commitments with increasing quantities coupled with the arrangements being with the actual provider of the material, not a broker. The transition required operations to be reduced at various times during the entire three months as testing was required to maintain compliance with the certifications by independent third parties as associated with the ACTech Panel™ related to the new raw materials vendors. Additionally, certain PSB contracts for products and/or services were delayed with shipments beginning in the latter part of the second quarter of 2007.

Cost of sales was $1,176,185 and $1,276,502, respectively for the three months ended March 31, 2007 and the three months ended March 31, 2006. As a percent of revenue, the cost of sales increased from 62.3% to 68.2%, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2007. ACT has diversified its supplier base while achieving lower raw material pricing as steel prices escalated in the marketplace while this resulted in a reduced percent of cost of revenues, the decrease was offset by the effect of the downtime as discussed due to the restructuring and modifications required by the testing of new raw materials. During the downtime, the fixed costs associated with the manufacturing process; payroll, depreciation and other applicable expenses, continued while not being offset by revenue. Additionally, PSB’s cost of revenues (approximately 70% to 80% of revenue) is typically at a higher percent than ACT (approximately 60% to 79% of revenue), thus, with the revenue higher for PSB in 2007 compared to 2006, the consolidated cost of revenues would reflect higher in 2007 than the same period for 2006.

Gross profit was $547,755 and $773,338, respectively for the three months ended March 31, 2007 and the three months ended March 31, 2006. As a percent of revenue, gross profit was 37.7% and 31.8%, respectively for the three months ended March 31, 2006 and the three months ended March 31, 2007. The decrease in the gross profit was primarily attributable due the decrease in revenue for the three months ended March 31, 2007.

Total operating expenses decreased to $380,567 for the three months ended March 31, 2007 from $684,358 for the three months ended March 31, 2006. This 44.4% decrease was mainly attributable to the reduction in the cost of accounts receivable factoring fees ($46,313 and $113,840, respectively), repairs and maintenance ($3,260 and $17,632, respectively), certain fees associated with cost of the public registration of the Company ($261 and $31,648, respectively), marketing expenses ($0 and $13,152, respectively), and certain professional fees ($99,356 and $146,605, respectively).

Liquidity and Capital Resources

As of March 31, 2007, the Company had a working capital surplus of $931,522. Net income was $108,772 for the three months ended March 31, 2007. The Company generated a positive cash flow from operations of $150,253 for the three months ended March 31, 2007. The positive cash flow from operating activities for the period is primarily attributable to the Company's net income of $108,772.

Cash flows used in investing activities for the three month period ended March 31, 2007 consisted of the acquisition of $2,166 of manufacturing equipment and computers used in operations.

By adjusting its operations and development to the level of capitalization, management believes it has sufficient capital resources to meet projected cash flow needs through the next twelve months. However, if thereafter, the pricing of commodities and other raw materials increase dramatically, sales grow rapidly, and we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

Revenue Recognition

Inventories

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
(6) The modular unit has been processed to the customer’s specifications, accepted by the customer and made ready for shipment; and
(7)The modular unit is segregated and is not available to fill other orders.

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

Product Warranty Reserve

Currently, there are no warranties provided with the purchase of the Company’s products. The cost of replacing defective products and product returns have been immaterial and within management’s expectations. In the future, when the company deems warranty reserves are appropriate that such costs will be accrued to reflect anticipated warranty costs.

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

Employees

As of March 31, 2007 the Company had 21 employees. The Company anticipates that the number of employees will satisfy its production during the next six months. The Company does not expect to have any collective bargaining agreements covering any of its employees.

Properties

The Company’s principal executive offices are located at 1900 South Harbor City Boulevard, Suite 315, Melbourne, Florida. This leased office space is used by the Company’s executive management team as well as the administrative staff. It is in a month-to-month lease as the Company will be moving in to a new office building in May 2007. The Company’s manufacturing facility for Alternative Construction Technologies Corporation is located 1033 Lake Street, Bolivar, Tennessee. The property consists of approximately 10 acres of real estate including a 154,000 square foot structure of usable space. The structure is utilized for the manufacturing of the ACTech Panel™. The Company owns this property. ProSteel Builders Corporation office is located at 1485 Highway 34 East, Suite A-1, Newnan, Georgia. It has entered into a three-year lease expiring June 2009 for the property at a rate of $900 per month for a 1,413 square foot office. The Company believes that the current facilities are suitable for its current needs.

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

Cautionary Factors that May Affect Future Results and Market Price of Stock

On September 26, 2006, our registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission. The Registration Statement includes a detailed list of cautionary factors that may affect future results.  Management believes that there have been no material changes to those factors listed, however other factors besides those listed could adversely affect us.  That report can be accessed on EDGAR at www.sec.gov .

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

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE.

The Company’s common stock is quoted and traded on the NASD OTC Electronic Bulletin Board under the ticker symbol ACCY. As of May 7, 2007, there were 6,732,405 shares of common stock issued and outstanding. There are 1,071,753 shares which were registered under the Company’s SB-2 filing and are currently tradable. In addition, there are 3,120,000 shares underlying warrants which have been registered of which 810,000 have been exercised. There can be no assurance that a broad based trading market for the Company’s shares will develop or, once developed, will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for manufacturing stocks in general could have a material effect on the volatility of the Company's stock price.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements

ITEM 3. CONTROLS AND PROCEDURES

The Company’s management including the Chief Executive Officer and Chief Financial Officer, have evaluated, as of March 31, 2007, the effectiveness of the design, maintenance and operation of the Company’s disclosure controls and procedures. Management determined that the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports that it files under the Exchange Act is accurate and is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and regulations.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision making can be fully faulty and that breakdowns in internal control can occur because of human failures such as errors or mistakes or intentional circumvention of the established process.

There have been no changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

On October 2, 2006, the Company was named in a lawsuit captioned New Millennium Enterprises, LLC and Phoenixsurf.com, LLC v. Michael W. Hawkins, et. al. U.S. District Court, Middle District of Georgia, 3: 06-CV-84 (CDC). The lawsuit alleges violations of the Georgia Securities Act, Georgia Fair Business Practices Act, Federal Securities laws and certain other unspecified laws in connection with the investment by Plaintiffs of $500,000 in ACC and seeks rescission of this investment. Plaintiffs amended their complaint on April 11, 2007. The Company filed an answer to the amended complaint denying all essential allegations of the complaint and asserting affirmative defenses showing why the plaintiffs are not entitled to the relief sought. In addition, the Company filed Counterclaims against the Plaintiffs and Third Party claims against individual officers and directors of Plaintiff, alleging a malicious interference with the Company’s business and business relations, conspiracy to interfere with our business, libel and slander, and violation of rights under Title IX of the Organized Crime Control Act of 1970 as amended. The Parties are to establish a consolidated plan of discovery by July 31, 2007. The Company believes it has meritorious defenses to the claims and intends to vigorously defend this lawsuit and to pursue its counterclaims.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None..

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits

No.	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Alternative Construction Company, Inc.

Date: May 10, 2007	By:	/s/ Michael W. Hawkins
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2007	By:	/s/ Bruce Harmon
Interim Chief Financial Officer (Principal
Accounting and Financial Officer)