Form 10QSB
period 2007-06-30
Alternative Construction Company, Inc.
filed 2007-08-02
CIK 1337566

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AN
  EXCHANGE ACT OF 1934

For the transition period from: __________ to __________

Commission file number 333-128191

ALTERNATIVE CONSTRUCTION COMPANY, INC.
(Exact Name of Registrant as specified in its charter)

FLORIDA	20-1776133
(State of Incorporation)	(IRS Employer Identification Number)

2910 Bush Drive, Melbourne, FL	32935
(Address of Principal Executive Offices)	(Zip Code)

321-421-6601
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
Yes ☐ No ☒

At June 30, 2007, 7,028,347 shares of the registrant’s common stock (no par value) were outstanding.

Transitional small business disclosure format: Yes ☐ No ☒

ITEM I. FINANCIAL STATEMENTS

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Consolidated Balance Sheet

ASSETS

	June 30, 2007	December 31, 2006
Current Assets
Cash	$2,155,476	$16,700
Accounts Receivable, Net	2,498,377	1,876,211
Due From Factor, Net	-	61,196
Inventory	1,339,202	480,617
Prepaid Expenses	848,551	115,139
Costs in Excess of Billings	151,312	-
Total Current Assets	6,992,918	2,549,863
Property, Plant and Equipment, Net	3,213,551	3,113,689
Goodwill	1,335,646	-
Total Assets	$11,542,115	$5,663,552

See accompanying notes to consolidated financial statements.

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Consolidated Balance Sheet
LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2007	December 31, 2006
Current Liabilities
Notes Payable, Current Portion	$1,652,706	$447,448
Accounts Payable and Accrued Expenses	2,069,119	1,059,853
Accrued Payroll and Taxes	56,220	47,376
Capital Leases, Current Portion	24,721	21,942
Billings in Excess of Costs on Uncompleted Contracts	-	50,771
Deferred Revenue	52,500	162,892
Total Current Liabilities	3,855,266	1,790,282

Noncurrent Liabilities
Notes Payable, Noncurrent Portion	4,488,210	460,150
Capital Leases, Noncurrent Portion	80,210	91,749
Total Noncurrent Liabilities	4,568,420	551,899
Total Liabilities	8,423,686	2,342,182
Minority Interest	73,540	(76,197)

Stockholders' Equity
Preferred Stock
Series A convertible preferred stock, voting, $1.00 par value, 1,500,000 shares authorized, 1,500,000 shares issued and outstanding	1,500,000	1,500,000
Series B convertible preferred stock, voting, $.0001 par value, 3,500,000 shares authorized, 0 and 2,010,000 shares, respectively, issued and outstanding	-	201
Series C convertible preferred stock, voting, $.0001 par value, 1,000,000 shares authorized, 377,358 shares issued and outstanding, respectively	38	38
Common Stock
Alternative Construction Company, Inc.: no par value, 100,000,000 shares authorized, 7,028,347 and 6,732,405, respectively, shares issued and outstanding
Minority Interest in Subsidiaries	2,400	400
Treasury Stock	(1,999,799)
Subscription Receivable	(1)	(1)
Additional Paid In Capital	5,327,875	4,323,874
Accumulated Deficit	(1,785,626)	(2,426,946)
Total Stockholders' Equity	3,044,887	3,397,567
Total Liabilities and Stockholders' Equity	$11,542,114	$5,663,552

See accompanying notes to consolidated financial statements.

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Consolidated Statement of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Sales	$3,997,773	$1,564,759	$5,721,713	$3,614,599
Cost of Sales	2,696,063	1,204,814	3,872,248	2,481,316
Gross Profit	1,301,710	359,945	1,849,465	1,133,283
Operating Expenses	592,331	790,156	972,898	1,474,514
Income From Operations	709,379	(430,211)	876,567	(341,231)
Interest Expense	(50,306)	(116,929)	(85,510)	(186,817)
Net Income Before Minority Interest	659,073	(547,140)	791,057	(528,048)
Minority Interest in Subsidiary	(126,525)	21,423	(149,737)	43,119
Net Income	$532,548	$(525,717)	$641,320	$(484,929)

Net Income (Loss) Per Share:
Basic and diluted based upon 10,370,655 weighted average shares outstanding	$0.05
Basic and diluted based upon 11,110,000 weighted average shares outstanding		$(0.06)
Basic and diluted based upon 10,316,368 weighted average shares outstanding			$0.06
Basic and diluted based upon 9,014,125 weighted average shares outstanding				$(0.06)

See accompanying notes to consolidated financial statements.

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Consolidated Statement of Cash Flows
For the Six Months Ended June 30,

	2007	2006
Cash Flows From Operating Activities:
Net Income	$641,320	$(484,929)
Adjustments to Reconcile Net Income to Net
Cash Used By Operating Activities:
Depreciation and Amortization	96,319	84,719
Minority Interest	149,737	(43,119)
Decrease (Increase) In:
Accounts Receivable, Net	(622,166)	467,841
Due from Factor, Net	61,196	(10,303)
Inventories	(858,585)	324
Prepaid Expenses and Other Current Assets	(733,412)	(99,774)
Costs in Excess of Billings on Uncompleted Contracts	(151,312)	-
Increase (Decrease) In:
Accounts payable, accrued expenses and taxes payable	1,018,110	(921,408)
Billings in Excess of Costs on Uncompleted Contracts	(50,771)	-
Deferred Revenue	(110,392)	54,411
Net Cash Used By Operating Activities	(559,956)	(952,238)
Cash Flows From Investing Activities:
Acquisition of Property, Plant and Equipment	(196,181)	(39,375)
Goodwill from Acquisition of Subsidiary	(1,335,646)	-
Minority Interest in Subsidiary	2,000	-
Net Cash Used By Investing Activities	(1,529,827)	(39,375)
Cash Flows From Financing Activities:
Issuance of Notes Payable, Line of Credit and Capital Leases	6,391,474	375,129
Repayment of Notes Payable, Line of Credit and Capital Leases	(1,166,916)	-
Issuance of Common Stock	1,004,001	-
Retirement of Series B Preferred Stock	(2,000,000)	-
Issuance of Series C Preferred Stock	-	500,000
Receipt of Stock Subscriptions	-	331
Repayment of Notes Receivable	-	120,000
Net Cash Provided By Financing Activities	4,228,558	995,460
Net Increase in Cash	2,138,776	3,847
Cash at Beginning of Year	16,700	133,547
Cash at End of Period	$2,155,476	$137,394
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$85,510	$182,781
Taxes Paid	$-	$-

See accompanying notes to consolidated financial statements.

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements and footnotes have been condensed and, therefore, do not contain all required disclosures. Reference should be made to the Company’s annual audited financial statement for the year ended December 31, 2006.

On June 30, 2007, the Company completed the placement of Senior Secured Convertible Debentures with a group of private investors. The net proceeds of $4,000,000 were used to pay-off debt, pay down payables and to provide working capital to fund the Company’s marketing plan. See Note 4 - Long-Term Debt.

On May 16, 2007, ProSteel Builders Corporation (“PSB”) acquired 80% of the outstanding stock of Ionian Construction, Inc. (“Ionian”), a privately held company (see Note 5 - Related Parties). The purchase agreement was $800,000 payable in restricted common stock of the Company valued at the price of $6.90 per share.

On May 9, 2007, the Company formed a not-for-profit Florida corporation, Future Builders Institute, Inc., for the purposes of attracting and combining "greentech" environmental construction technologies. The FBII's intent is to seek, utilize and promote novel materials and technologies aimed at improving the quality of occupancy by offering total building solutions. The FBII will focus upon the economic and social benefits of certain combinations of these alternative technologies. The FBII will seek to include sustainable, socially responsible, energy efficient and environmentally friendly technologies and principals aimed at reducing the total monthly costs of living. The FBII will be funded by ACCY together with other Industry participants for the research, innovation and implementation of these combined solutions to the construction industry.

In accordance with SFAS No. 141, “Business Combinations”, the acquisition has been accounted for under the purchase method of accounting. The purchase price was allocated to Ionian’s tangible assets acquired and liabilities assumed based on their estimated fair values with any excess being ascribed to goodwill. Management is responsible for determining the fair value of these assets. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair values. The following table summarizes the components of the purchase price and the activity and balance sheet of the acquired company at May 16, 2007:

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

COMPONENTS OF PURCHASE PRICE
Common Stock	$800,000
Total Purchase Price	$800,000
BALANCE SHEET and ACTIVITY at MAY 16, 2007:
Assets:
Cash	$11,282
Inventory	1,272,605
Property, Plant and Equipment, net	206,708
Total Assets	$1,490,595
Liabilities and Stockholders' Equity:
Accounts Payable and Accrued Expenses	$420,570
Debt	1 ,739,583
Stockholders' Equity	(669,558)
Total Liabilities and Stockholders' Equity	$1,490,595
STATEMENT of OPERATIONS for the Period JANUARY 1 - MAY 16, 2007:
Sales	$369,355
Cost of Sales	573,908
Gross Profit	(204,553)
Operating Expenses	220,916
(Loss) from Operations	(425,469)
Other Income / (Expense)	(15,349)
Net (Loss)	($410,120)

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Alternative Construction Technologies Corporation (“ACT”), and its majority owned subsidiaries, Universal Safe Structures, Inc. (“USS”) (80%), PSB (80%) and its majority owned subsidiary, Ionian (80%). All significant inter-company transactions have been eliminated in consolidation. Inter-company transactions include the loans from the parent to its subsidiaries.

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due for products sold. The accounts receivable are due under normal trade terms requiring payment within 30 days from the invoice date. Management reviews accounts receivable to determine if any receivables will potentially be uncollectible and any balances determined to be uncollectible are written off. Although no assurance can be given as to the collectibility of the accounts receivable, based on the information available, management has recorded a reserve for bad debt as a precautionary measure. As of June 30, 2007, the allowance for doubtful accounts receivable had a balance of $149,157. The reserve at December 31, 2006 was $149,157.

ACT utilized the accounts receivable factoring service provided by The Hamilton Group (“Hamilton”) for a significant percentage of its receivables. Under the terms of the Sale of Accounts Factoring and Security Agreement, Hamilton provided advances of 80% of the receivable they purchase for a fee compounded daily. The factoring fees for the six months ended June 30, 2007 was $81,589 and $169,901 for the six months ended June 30, 2006. As of June 30, 2007, Hamilton had purchased $300,061 of receivables, and they had advanced $240,049 to the Company, for a net due from factor of $60,012. The net balance due the factor, net, as of June 30, 2007 was repaid from the proceeds received at the Debenture Purchaser closing as disclosed in Note 4 - Long-Term Debt. Additionally, the agreement to utilize the factor and advances from accounts receivable was terminated.

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

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Effective July 5, 2006, PSB contracted with CyberFactor, LLC (“CyberFactor”) to utilize their accounts receivable factoring service provided by CyberFactor for a portion of its receivables. Under the terms of the Sale of Accounts Factoring and Security Agreement, CyberFactor provides advances of 80% of the receivable they purchase for a fee compounded daily. The factoring fee for the six months ended June 30, 2007 was $93,010 of which $46,668 was billed back to two customers for reimbursement under their separate agreements. As of June 30, 2007, CyberFactor had purchased $304,061 of receivables, and they had advanced $243,249 to PSB, for a net due from factor of $45,612. The factoring service was discontinued as of June 29, 2007. Add advanced fees were reimbursed to CyberFactor on July 5, 2007. All advanced monies were reimbursed to CyberFactor on July 5, 2007 as the payment was in transit as of June 30, 2007.

NOTE 2 - NOTE RECEIVABLE

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

On March 6, 2007, the Company modified the existing loan with Peter Baker that was previously written off as of December 31, 2006. The Company reestablished quarterly payments of $19,155.46 beginning May 15, 2007. The quarterly payment due on May 15, 2007 was paid on July 3, 2007.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classification as follows:

Useful lives	June 30, 2007	December 31, 2006
Computer equipment - 5 years	$66,722	$59,768
Furniture and fixtures – 5 years	7,284	6,487
Land, building and improvement – 20 years	1,069,056	1,069,056
Machinery and equipment – 20 years	2,514,067	2,297,286
Total	3,657,129	3,432,597
Less: Accumulated depreciation and amortization	443,578	318,908
Total	$3,213,551	$3,113,689

Depreciation expense for the six months ended June 30, 2007 and the year ended December 31, 2006, are $96,319 and $174,677, respectively.

NOTE 4 - LONG-TERM DEBT TABLE

On June 30, 2007, the Company agreed to sell $4,347,826 million aggregate principal amount of its Senior Secured Convertible Debentures due 2009 ("Debentures"), pursuant to the terms of a Securities Purchase Agreement dated as of June 30, 2007, among ACC and the purchasers named therein ("Debenture Purchasers"), with net funding of $4,000,000 (after an 8% original issue discount) received at closing.

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007

NOTE 4 - LONG-TERM DEBT TABLE (continued)

In connection with the agreed issuance of Debentures, ACC also issued Common Stock Purchase Warrants ("Warrants") also dated June 30, 2007 to the Debenture Purchasers. The Warrants allow the purchasers to acquire up to one hundred and fifty percent (150%) of the shares issuable upon conversion of the Debentures, at an exercise price of $4.00 per share. ACC has agreed to file a registration statement with the Securities and Exchange Commission ("SEC") covering resales of ACC common stock issuable upon conversion of the Debentures or exercise of the Warrants. Also in connection with the Purchase Agreements, the Company entered into Lock-Up Agreements with certain of its stockholders, dated as of June 30, 2007, pursuant to which such stockholders have agreed not to sell or dispose of Company securities owned by them.

The Debentures will be convertible, at the option of the holder at any time on or prior to maturity, into shares of ACC common stock, at a conversion price of $4.00 per share, provided the Company meets its milestones as defined in the Debenture Purchase Agreement. Interest on $2,000,000 is payable monthly at the rate of ten percent (10%) per annum beginning July 30, 2007. The remaining $2,000,000 of the Debentures will accrue interest at the rate of ten percent (10%) which will be paid at maturity on June 30, 2009.

The Debentures are secured by all of the assets of ACC and its subsidiaries and will have priority in right of payment with all of its existing unsecured and unsubordinated indebtedness.

		Balance at
Debt holder	Due date	June 30, 2007
Notes payable:
Dell Financial Services	January 2010	$15,945
Avante Holding Group, Inc.	Open	783,483
BB&T Bank	Open Line of Credit	820,539
BB&T Bank	March 2009	14,207
CNH Capital	September 2010	75,217
CNH Capital	December 2009	43,699
BridgePointe	June 2009	4,387,826

Capitalized lease obligations:
Dell Financial Services	March 2009	540
Dell Financial Services	March 2009	10,680
Dell Financial Services	July 2010	5,506
Dell Financial Services	July 2010	1,875
Dell Financial Services	June 2011	1,516
Dell Financial Services	June 2011	2,132
Avante Leasing Corporation	September 2011	82,682
	Total long-term debt	6,245,847
	Less current portion	1,677,427
	Long-term debt, net of current portion	$4,568,420

NOTE 5 - RELATED PARTIES

On June 29, 2007, as a condition of the financing the Company completed with Debenture Purchaser, as discussed in Note 4 - Long-Term Debt; the Company’s Revolving Credit Agreement with Avante was to be closed out. As of June 30, 2007, due to the retirement of the Series B Preferred Stock and the open balance on the line of credit, the Company owed Avante $783,483. Avante issued the Company a Waiver of Default letter stating that the Company would not be required to pay the net balance as it would be detrimental of the Company’s working capital. The remaining balance due Avante would be paid could be paid in the future with proceeds from warrants being exercised.

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007

NOTE 5 - RELATED PARTIES (continued)

On May 29, 2007, GAMI, LLC, a company owned by the CEO and a Director of the Company, acquired five houses from Ionian. Ionian was acquired by the Company on May 16, 2007 as discussed in Note 1 - Summary of Significant Accounting Policies. The sale of these houses was $1,054,500 and represented the listed sales price to the public. The balance due to Ionian in regards to this transaction was transferred to ACC as an offset to the balance due to GAMI from the retirement of the Series B Preferred Stock.

On May 16, 2007, PSB acquired 80% of Ionian, a contractor of residential homes in Cleveland, Tennessee. Ionian is owned by James Hawkins, the brother of Michael Hawkins, the CEO and a Director of the Company. The acquisition of Ionian at a purchase price of $800,000 was made with the issuance of 115,942 shares of the Company’s common stock, based on the closing price on May 16, 2007 of $6.90.

On May 16, 2007, the Company agreed with Avante and GAMI to acquire the outstanding 2,010,000 shares of Series B Preferred Stock (conversion value of 4,020,000 shares of Common Stock), split between Avante and GAMI, 950,000 and 1,060,000, respectively, at a reduced value of $2,000,000 (approximately $.95 per share, if converted to common stock, approximately $.4975 per share). At the date of the agreement, the calculated fair market value of the outstanding shares (average trading price) was $29,185,200.

On October 1, 2006, Avante Leasing Corporation, a wholly-owned subsidiary of Avante, leased a truss building system to Alternative Construction Technologies Corporation. The terms of the agreement include a five year term, 15.53% interest, with a $1 purchase price at the end of the period. This transaction was completed as the acquisition and financing of the truss system needed the financial guarantee of Avante and Michael W. Hawkins. As of June 30, 2007, the balance due to Avante Leasing Corporation under this Agreement was $82,612.

On July 1, 2006, GAMI, LLC (“GAMI”) contracted with PSB for the construction of an office building in Melbourne, Florida, which will have various tenants including Avante Holding Group, Inc. (“Avante”), a related party. and ACC. The contract was for $965,800. Contract amendments increased the price to $1,267,230. Work on the contract began in October 2006. As of June 30, 2007, the construction was 100% complete and was paid in full. As of December 31, 2006, PSB had no accounts receivable as the balance billed of $649,935 was paid in full. The contract was accounted for as an arms length transaction as costs to construct were comparable to competitive builders.

The Exclusive Investment Banking Services Agreement and the Finder Agreement, both dated October 24, 2004, and the Sales Commission Agreement, dated January 20, 2005, all between the Company and Avante, were terminated as of June 29, 2007 as a condition to the financing with Debenture Purchaser.

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007

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

NOTE 7 - SUBSEQUENT EVENT

On July 27, 2007, as part of the Company’s marketing plan and to enhance efforts to more clearly define its various operating divisions, the names of the Company, and four of its subsidiaries, were changed. In addition, the Company incorporated two new subsidiaries which will provide consulting and design services, respectively. These changes are summarized as follows:

NAME CHANGES
OLD NAME		NEW NAME
Alternative Construction Company, Inc.	(1)	Alternative Construction Technologies, Inc.
Alternative Construction Technologies Corporation		Alternative Construction Manufacturing of Tennessee, Inc.
ProSteel Builders Corporation		Alternative Construction by ProSteel Builders, Inc.
Ionian Construction, Inc.	(2)	Alternative Construction by Ionian, Inc.
Universal Safe Structures, Inc.		Alternative Construction Safe Rooms, Inc.

NEW SUBSIDIARY COMPANIES FORMED
Alternative Construction Consulting Services, Inc.
Alternative Construction Design, Inc.

(1) Parent company - ACCY.OB

(2) Currently, subsidiary of ProSteel Builders Corporation. After name change, will become subsidiary of Alternative Construction Companies.

NOTE: Future Builders Institute, Inc. remains unchanged.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007

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

DESCRIPTION OF COMPANY:

The Company is a management company that currently operates one wholly-owned subsidiary, Alternative Construction Technologies Corporation (“ACT”), an entity, which manufactures the ACTech Panel™, and two other subsidiaries, Universal Safe Structures, Inc. (“USS”) and ProSteel Builders Corporation (“PSB”), a seller of the patented Universal Safe Room™ and a general contractor offering building solutions utilizing the ACTech Panel™, respectively. Ionian Construction, Inc. (“Ionian”), a residential developer, is a subsidiary of PSB.

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

Alternative Construction Company, Inc., a Florida Corporation ("ACC"), was formed on October 26, 2004. ACT, a Delaware corporation, was formed in 1997 by Mr. Paul Janssens, sole shareholder and beneficial owner, and was acquired by ACC on January 21, 2005 (the "Transaction") for the purchase price of One Million Two Hundred and Fifty Thousand ($1,250,000.00) Dollars. After the transaction was completed, continued due diligence determined that an agreed upon reduction in the purchase price for ACT was required to reflect various adjustments resulting in an adjusted purchase price of Eight Hundred and Seventy-Nine Thousand Eight Hundred and Ninety-Four Dollars ($879,894). ACC also acquired certain assets from Quality Metal Systems, LLC, a Florida limited liability company ("QMS"), which was also owned by Paul Janssens for One Million Two Hundred and Fifty Thousand ($1,250,000.00) Dollars. After the acquisition of ACT by ACC, the operational and marketing personnel continued employment with the Company. Subsequently, Avante Holding Group, Inc. incorporated Safe Rooms, Inc. on April 27, 2005. After the incorporation, the company changed its name to USS. On June 28, 2005 ACC acquired 80% of the Company stock for Eight Hundred Dollars ($800.00). Prior to the time of acquisition by ACC, USS conducted no business. USS has two shareholders, ACC and Avante Holding Group, Inc. Avante Holding Group, Inc. incorporated PSB on April 28, 2005 with the initial shareholders being ACC (80%) and Avante Holding Group, Inc. (20%). PSB was incorporated to function utilizing the ACC products in the commercial and residential construction marketplaces. On May 17, 2007, PSB acquired 80% of Ionian, which will incorporate the ACTech Panel™ in its continued residential development. James Hawkins retains the minority 20% of Ionian.

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

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2007 TO THE THREE MONTHS ENDED JUNE 30, 2006

Results of Operations

Total revenues increased to $3,997,773 for the three months ended June 30, 2007 from $1,564,759 for the three months ended June 30, 2006. The increase resulted primarily from the Company’s acquisition of Ionian, a subsidiary of PSB, on May 16, 2007 accounting for $1,282175 of the total increase of $2,430,014. The other increases related to revenue were from ACT, a 7% increase from the prior period, and PSB with revenue for the three months ended June 30, 2007 of $1,196,756 compared to $67,776 for the prior period. The ACTech Panel™ was responsible for 9.4% of the revenue for PSB. The increases are indicative of the diversification by ACC to manufacture the proprietary ACTech Panel™ and the complementary subsidiaries building with SIPs while providing a full service construction solution.

Total revenues for the three months ended June 30, 2007, were provided as follows: ACT, $1,630,801, PSB, $1,196,756, USS, $0, and Ionian, $1,282,175. The difference between the reported revenue and the individual subsidiaries is the result of consolidating eliminations.

Cost of sales was $2,696,063 and $1,204,814, respectively for the three months ended June 30, 2007 and the three months ended June 30, 2006. As a percent of revenue, the cost of sales decreased from 77.0% to 67.4%, for the three months ended June 30, 2006 as compared to the three months ended June 30, 2007. ACT has diversified its supplier base while achieving lower raw material pricing as steel prices escalated in the marketplace while this resulted in a reduced percent of cost of revenues. PSB’s cost of sales decreased from 70.2% to 65.5% of revenue for the three months ended June 30, 2006 and 2007, respectively. The PSB cost of sales is typically at a higher percent than ACT, dependent on the sale being a higher percent of ACTech Panels™ or other related construction solutions. ACT’s cost of sales decreased from 75.5% to 64.1% for the three months ended June 30, 2006 and 2007, respectively. Ionian had a 79.2% cost of sales for the period.

The cost of sales for the three months ended June 30, 2007, by subsidiary, is as follows: ACT, $1,045,400, PSB, $783,981, USS, $0, and Ionian, $1,015,011. The difference between the reported cost of sales and the individual subsidiaries is the result of consolidating eliminations.

Gross profit was $1,301,710 and $359,945, respectively for the three months ended June 30, 2007 and the three months ended June 30, 2006. As a percent of revenue, gross profit was 23.0% and 32.6%, respectively for the three months ended June 30, 2006 and the three months ended June 30, 2007.

Total operating expenses decreased to $592,331 for the three months ended June 30, 2007 from $790,156 for the three months ended June 30, 2006. This 25.0% decrease was mainly attributable primarily to the reduction in certain professional fees ($140,480 and $168,466, respectively), marketing costs ($17,034 and $32,874, respectively) and cash procurement fees ($0 and $24,000, respectively).

The operating expenses for the three months ended June 30, 2007, were contributed as follows: ACC, $167,347, ACT, $187,427, PSB, $220,784, USS, $585, and Ionian, $16,188.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2007 TO THE SIX MONTHS ENDED JUNE 30, 2006

Results of Operations

Total revenues decreased to $5,721,713 for the six months ended June 30, 2007 from $3,614,599 for the six months ended June 30, 2006. The increase of $2,107,114 or 58.3% resulted primarily from the Company’s acquisition of Ionian, a subsidiary of PSB, on May 16, 2007. The revenue attributed by Ionian for the period was $1,282,175 or 60.8% of the increase. The remaining increase is due to PSB increasing its revenue from $164,667 to $2,016,518 for the six months ended June 30, 2006 and 2007, respectively, offset by the decrease in revenue for ACT from $3,551,972 to $2,651,492 for the six months ended June 30, 2006 and 2007, respectively. The main attributable factor for the decrease at ACT was that the manufacturing line was being restructured in the first quarter of 2007 due to the transition from a single supplier of raw materials to a diverse group of vendors to assure the Company of stability of its supply. This restructuring required the line to not be operational the full quarter even though orders from customers continued to be received. The change in the method of acquiring raw materials will result in decreased unit costs due to long-term commitments with increasing quantities coupled with the arrangements being with the actual provider of the material, not a broker. The transition required operations to be reduced at various times during the entire three months as testing was required to maintain compliance with the certifications by independent third parties as associated with the ACTech Panel™ related to the new raw materials vendors.

Cost of sales was $3,872,248 and $2,481,316, respectively for the six months ended June 30, 2007 and the six months ended June 30, 2006. As a percent of revenue, the cost of sales decreased from 68.6% to 67.7%, for the six months ended June 30, 2006 as compared to the six months ended June 30, 2007. ACT has diversified its supplier base while achieving lower raw material pricing as steel prices escalated in the marketplace while this resulted in a reduced percent of cost of revenues, the decrease was offset by the effect of the downtime as discussed due to the restructuring and modifications required by the testing of new raw materials. During the downtime, the fixed costs associated with the manufacturing process; payroll, depreciation and other applicable expenses, continued while not being offset by revenue. PSB’s cost of sales decreased from 75.5% to 66.2% of revenue for the six months ended June 30, 2006 and 2007, respectively. The PSB cost of sales is typically at a higher percent than ACT, dependent on the sale being a higher percent of ACTech Panels™ or other related construction solutions. ACT’s cost of sales decreased from 67.4% to 66.0% for the six months ended June 30, 2006 and 2007, respectively. Ionian had a 79.2% cost of sales for the period.

The cost of sales for the six months ended June 30, 2007, by subsidiary, is as follows: ACT, $1,749,918, PSB, $1,335,791, USS, $0, and Ionian, $1,015,011. The difference between the reported cost of sales and the individual subsidiaries is the result of consolidating eliminations.

Gross profit was $1,849,465 and $1,133,283, respectively for the six months ended June 30, 2007 and the six months ended June 30, 2006. As a percent of revenue, gross profit was 31.4% and 32.3%, respectively for the six months ended June 30, 2006 and the six months ended June 30, 2007. The increase in the gross profit was primarily attributable due to the decrease in raw material costs in 2007 for ACT offset by the higher cost of sales for Ionian for the six months ended June 30, 2007.

Total operating expenses decreased to $972,898 for the six months ended June 30, 2007 from $1,474,514 for the six months ended June 30, 2006. This 34.0% decrease was mainly attributable to the reduction in the cost of accounts receivable factoring fees ($127,930 and $169,901, respectively), marketing expenses ($18,426 and $79,368, respectively), cash procurement fees ($0 and $24,000, respectively), and certain professional fees ($185,298 and $326,927, respectively).

The operating expenses for the six months ended June 30, 2007, were contributed as follows: ACC, $218,443, ACT, $364,717, PSB, $371,665, USS, $1,885, and Ionian, $16,188.

Liquidity and Capital Resources

As of June 30, 2007, the Company had a working capital surplus of $3,137,651. Net income was $641,320 for the six months ended June 30, 2007. The Company generated a negative cash flow from operations of $559,955 for the six months ended June 30, 2007. The negative cash flow from operating activities for the period is primarily attributable to the Company's increase in inventories, $858,585, accounts receivables, $622,166, prepaid expenses and other current assets, $733,412 offset by the increase in accounts payable of $1,018,111.

Cash flows used in investing activities for the six months ended June 30, 2007 consisted of the acquisition of $196,181 of manufacturing equipment and computers used in operations and goodwill of $1,335,646 associated with the acquisition of Ionian.

Cash flows provided by financing activities for the six months ended June 30, 2007 was $4,228,558 primarily due to the financing completed on June 30, 2007.

The Company had a net increase in cash of $2,138,776 for the six months ended June 30, 2007 compared to $3,847 for the six months ended June 30, 2006.

On June 30, 2007, the Company completed the placement of Senior Secured Convertible Debentures with a group of private investors. The net proceeds of $4,000,000 were used to pay-off debt, pay down payables and to provide working capital to fund the Company’s marketing plan. See Note 4 - Long-Term Debt.

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

Allowance for Uncollectible Accounts

We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers' financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. As of June 30, 2007, we determined that there was no need for an additional reserve.

Employees

As of June 30, 2007 the Company had 30 employees. The Company anticipates that this number of employees will be sufficient to satisfy its production during the next six months. The Company does not currently have, nor does it expect to have, any collective bargaining agreements covering any of its employees.

Properties

The Company’s principal executive offices are located at 2910 Bush Drive, Melbourne, Florida. This leased office space is used by the Company’s executive management team as well as the administrative staff. It has a five year lease at $4,000 per month. The Company’s manufacturing facility for Alternative Construction Technologies Corporation is located 1033 Lake Street, Bolivar, Tennessee. The property consists of approximately 10 acres of real estate including a 154,000 square foot structure of usable space. The structure is utilized for the manufacturing of the ACTech Panel™. The Company owns this property. ProSteel Builders Corporation office is located at 1485 Highway 34 East, Suite A-1, Newnan, Georgia. It has entered into a three-year lease expiring June 2009 for the property at a rate of $900 per month for a 1,413 square foot office. Ionian Construction, Inc. is located at 5318 Dalton Pike, Cleveland, TN. It has a lease for a 900 square foot office for $575 per month expiring May 2008. The Company believes that the current facilities are suitable for its current needs.

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

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE.

The Company’s common stock is quoted and traded on the NASD OTC Electronic Bulletin Board under the ticker symbol ACCY. As of July 27, 2007, there were 7,028,347 shares of common stock issued and outstanding. There are 1,071,753 shares which were registered under the Company’s SB-2 filing and are currently tradable. In addition, there are 3,120,000 shares underlying warrants which have been registered of which 930,000 have been exercised. There can be no assurance that a broad based trading market for the Company’s shares will develop or, once developed, will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for manufacturing stocks in general could have a material effect on the volatility of the Company's stock price.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements

ITEM 3. CONTROLS AND PROCEDURES

The Company’s management including the Chief Executive Officer and Chief Financial Officer, have evaluated, as of June 30, 2007, the effectiveness of the design, maintenance and operation of the Company’s disclosure controls and procedures. Management determined that the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports that it files under the Exchange Act is accurate and is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and regulations.

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

None.

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

Date: August __, 2007
By:	/s/ Michael W. Hawkins Chief Executive Officer (Principal Executive Officer)

Date: August __, 2007
By:	/s/ Bruce Harmon Interim Chief Financial Officer (Principal Accounting and Financial Officer)