Form 10QSB/A
period 2006-09-30
Alternative Construction Company, Inc.
filed 2007-11-16
CIK 1337566

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

                     ALTERNATIVE CONSTRUCTION COMPANY, INC.
                           Consolidated Balance Sheet

                                      (Unaudited)
                                     September 30,   December 31,
                                          2006           2005
                                     -------------   ------------
              ASSETS

Current Assets
  Cash                                 $   19,403     $  133,547
  Notes Receivable                        343,433        395,000
  Accounts Receivable, Net              2,070,989      1,294,288
  Due From Factor, Net                     74,022         92,543
  Inventory                               299,761        539,153
  Prepaid Expenses                         44,426        233,832
                                       ----------     ----------
    Total Current Assets                2,852,034      2,688,363
                                       ----------     ----------
Property, Plant and Equipment, Net      3,061,770      3,137,654
                                       ----------     ----------
Total Assets                           $5,913,804     $5,826,017
                                       ==========     ==========

          See accompanying notes to consolidated financial statements.

                     ALTERNATIVE CONSTRUCTION COMPANY, INC.
                           Consolidated Balance Sheet

                                                                       (Unaudited)
                                                                      September 30,   December 31,
                                                                           2006           2005
                                                                      -------------   ------------
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes Payable, Current Portion                                       $  825,955      $2,628,594
  Accounts Payable and Accrued Expenses                                 1,425,894       1,440,942
  Accrued Payroll and Taxes                                                65,854          95,305
  Capital Leases, Current Portion                                           7,094           4,806
  Deferred Revenue                                                         66,446          65,803
                                                                       ----------      ----------
    Total Current Liabilities                                           2,391,243       4,235,450
                                                                       ----------      ----------
Non-current Liabilities
  Notes Payable, Non-current Portion                                      968,819         481,943
  Capital Leases, Non-current Portion                                      16,796          17,577
                                                                       ----------      ----------
    Total Non-current Liabilities                                         985,615         499,520
                                                                       ----------      ----------
    Total Liabilities                                                   3,376,858       4,734,970
                                                                       ----------      ----------
Minority Interest                                                         (18,812)        (22,425)
                                                                       ----------      ----------
Stockholders' Equity
  Preferred Stock
    Series A convertible preferred stock, voting, $1.00 par value,
      1,500,000 shares authorized, 1,500,000 shares issued and
      outstanding                                                       1,500,000       1,500,000
    Series B convertible preferred stock, voting, $.0001 par value,
      3,500,000 shares authorized, 2,010,000 shares issued and
      outstanding                                                             201             201
    Series C convertible preferred stock, voting, $.0001 par value,
      1,000,000 shares authorized, 188,680 shares issued and
      outstanding                                                              38              --
  Common Stock
    Alternative Construction Company, Inc.: $.0001 par value,
      100,000,000 shares authorized, 4,994,350 shares issued
      and outstanding                                                       1,033             853
    Minority Interest in Subsidiaries                                         400             400
  Subscription Receivable                                              (1,437,500)           (331)
  Additional Paid In Capital                                            3,472,167              --
    Accumulated Deficit                                                  (980,581)       (387,652)
                                                                       ----------      ----------
      Total Stockholders' Equity                                        2,555,758       1,113,472
                                                                       ----------      ----------
      Total Liabilities and Stockholders' Equity                       $5,913,804      $5,826,017
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

                     ALTERNATIVE CONSTRUCTION COMPANY, INC.
                      Consolidated Statement of Cash Flows
                                    Unaudited

                                                                      Nine Months Ended
                                                           ---------------------------------------
                                                           September 30, 2006   September 30, 2005
                                                           ------------------   ------------------
Cash Flows From Operating Activities:
Net Loss                                                      $  (592,929)         $  (568,012)
Adjustments to Reconcile Net Loss to Net Cash Used By
  Operating Activities:
    Depreciation and Amortization                                 123,646               97,714
    Minority Interest                                               3,613               (3,405)
  Decrease (Increase) In:
    Accounts Receivable, Net                                     (776,701)            (823,990)
    Due from Factor, Net                                           18,521              (92,543)
    Inventories                                                   239,392             (680,401)
    Prepaid Expenses and Other Current Assets                     189,405             (106,078)
    Other Assets                                                       --              (22,780)
  Increase (Decrease) In:
    Accounts payable, accrued expenses and taxes payable          (44,499)           1,301,548
    Deferred Revenue and Other Current Liabilities                    643                6,069
                                                              -----------          -----------
      Net Cash Used In Operating Activities                      (838,909)            (891,878)
                                                              -----------          -----------
Cash Flows From Investing Activities:
    Acquisition of Property, Plant and Equipment                  (47,762)          (3,046,991)
    Additional Costs Related to Acquisition                            --              (31,310)
                                                              -----------          -----------
      Net Cash Used In Investing Activities                       (47,762)          (3,078,301)
                                                              -----------          -----------
Cash Flows From Financing Activities:
    Issuance and Repayment, Net, of Notes Payable, Line
      of Credit and Capital Leases                             (1,314,256)           2,884,929
    Issuance of Common Stock                                          180                  773
    Issuance of Series A Preferred Stock                               --            1,500,000
    Issuance of Series B Preferred Stock                               --                  201
    Issuance of Series C Preferred Stock                               38                   --
    Issuance and Receipt, Net, of Stock Subscriptions          (1,437,169)                  75
    Paid In Capital                                             3,472,167                   --
    Issuance and Repayment, Net, of Notes Receivable               51,567             (308,804)
                                                              -----------          -----------
      Net Cash Provided By Financing Activities                   772,527            4,077,174
                                                              -----------          -----------
Net Increase (Decrease) in Cash                                  (114,144)             106,995
Cash at Beginning of Year                                         133,547                   --
                                                              -----------          -----------
Cash at End of Period                                         $    19,403          $   106,995
                                                              ===========          ===========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest                    $   224,610          $   100,853
                                                              ===========          ===========
  Taxes Paid                                                  $        --          $        --
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

NOTE 16 - RESTATEMENT

      The Company's consolidated financial statements included in the 2006 annual report on form 10-KSB were restated, whereby the stock warrants receivable were previously shown as a current asset instead of as a reduction of equity. All references to the annual report on Form 10-KSB/A in this quarterly report on Form 10-QSB/A, have been changed to reflect this restatement. Also, unaudited interim financial information for the quarters ended March 31, 2007 and June 30, 2007 have been restated.

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

Liquidity and Capital Resources

As of September 30, 2006, the Company had a working capital surplus of $460,791. Net loss was $592,929 for the nine months ended September 30, 2006. The Company generated a negative cash flow from operations of $838,909 for the nine months ended September 30, 2006. The negative cash flow from operating activities for the period is primarily attributable to the Company's net loss of $592,929, decreases in inventories of $239,392 and prepaid expenses of $189,405 offset by increases in accounts receivable of $776,701, and accounts payable, accrued expenses and taxes payable of $44,499.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements

ITEM 3. CONTROLS AND PROCEDURES

The Company's management including the Chief Executive Officer and Interim Chief Financial Officer, have evaluated, as of September 30, 2006, the effectiveness of the design, maintenance and operation of the Company's disclosure controls and procedures. These officers determined that (i) the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports that it files under the Exchange Act is accurate and recorded, processed, and summarized ad reported within the time periods specified in the Commission's rules and regulations, and (ii) that such controls and procedures are designed to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosures.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving and entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision making can be fully faulty and that breakdowns in internal control can occur because of human failures such as errors or mistakes or intentional circumvention of the established process. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objective and t4h Company's principal executive and financial officers concluded that the Company's disclosure controls and procedures were effective at that reasonable assurance level.

There have been no changes in internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2006 or subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weakness.

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

Date: November 16, 2007


By: /s/ Michael W. Hawkins
    -------------------------------------
    Chief Executive Officer
    (Principal Executive Officer)

Date: November 16, 2007


By: /s/ Bruce Harmon
    -------------------------------------
    Chief Financial Officer (Principal
    Accounting and Financial Officer)