Form 10KSB/A
period 2006-12-31
Alternative Construction Company, Inc.
filed 2007-11-16
CIK 1337566

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-KSB/A

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

As of December 31, 2006, 6,732,405 shares of Registrant’s Common Stock were issued and outstanding and the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity at March 30, 2007 was approximately $11,705,633.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is listed on the OTC Bulletin Board and will commence trading under the symbol “ACCY”. There is currently no public trading market for the Company’s stock.

As of March 30, 2007, the Company’s common stock was held by approximately 79 shareholders of record, which does not include shareholders whose shares are held in street or nominee name. The Company believes that when holders in street or nominee name are added, the number of holders of the Company’s common stock exceeds 300.

The Company has declared no dividends on its common stock.

On September 29, 2006 the Company’s registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission. This registration statement relates to the resale of securities by certain shareholders of the Company’s common stock as well as shares underlying warrants and convertible notes. Information concerning the securities which were registered can be found in the registration statement at http://www.sec.gov/edgar/searchedgar.

The company has not repurchased any of its securities within the fourth quarter of the 2006 fiscal year.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes share information about our equity compensation plans, including our 2004 Stock Option Plan (the Plan).

	Number of Securities to		Number of Securities
	be Issued Upon	Weighted-Average	Remaining Available
	Exercise of	Exercise Price of	For Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
---------------------------------------------------	---------------------------------------------------	---------------------------------------------------	---------------------------------------------------

Equity Compensation Plans to	1,700,000(1)	$0.51	2,300,000(2)

Employees Approved By

Shareholders

Warrants Not Approved by	3,000,000(3)	$1.75

Shareholders

Total	4,700,000	$1.29

(1) Represents shares subject to outstanding options under the Plan at December 31, 2006.

(2) Represents shares available for option grants under the Plan.

(3) Represents non-plan options and warrants.

EQUITY COMPENSATION PLANS NOT APPROVED BY SHAREHOLDERS

Our board of directors currently administers the Plan. The Plan provides for the grant of options (incentive and non-statutory) to officers, directors, employees, and independent contractors capable of contributing to our performance. We have reserved an aggregate of 4,000,000 shares of common stock for grants under the Plan. Incentive stock options may be granted only to employees eligible to receive them under the Internal Revenue Code of 1986, as amended. As of December 31, 2006, we had outstanding non-statutory options to purchase 1,700,000 shares of our common stock. Options have a term of eight years, unless earlier terminated in accordance with the provisions of the Plan and applicable stock option agreements. The exercise prices of all of the options granted as of December 31, 2006 are between the prices of $0.25 and $0.75 per share, and generally have scheduled vesting except for options to purchase for 400,000 shares which vested March 1, 2005, options to purchase 200,000 shares which vested March 1, 2006 and options to purchase 500,000 shares which vested on June 1, 2006. Upon expiration of unexercised options, the unpurchased shares subject to such options will again be available for purposes of the Plan.

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

Liquidity and Capital Resources

As of December 31, 2006, the Company had a working capital deficit of $677,919 and a current ratio (current assets divided by current liabilities) of .6 to 1. Our loss was $2,039,294 for the year ended December 31, 2006. The Company generated a negative cash flow from operations of $2,572,893 for the year ended December 31, 2006. The negative cash flow from operating activities for the period is primarily attributable to the Company's net loss of $2,039,294, decreases in account receivable of $855,577, prepaid expenses of $170,464, inventories of $58,536 and accounts payable and accrued expenses of $359,243 offset by increases in deferred revenue of $97,089 and billings in excess of costs on uncompleted contracts of $50,771.

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

LIEBMAN GOLDBERG & DROGIN, LLP

Garden City, New York
March 22, 2007, except for Note 16 as to which the date is November 13, 2007

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Consolidated Balance Sheet
December 31,

ASSETS
	Restated
	2006	2005

Current Assets
Cash	$16,700	$133,547
Notes Receivable	-	395,000
Accounts Receivable, Net	438,711	1,294,288
Due From Factor, Net	61,196	92,543
Inventory	480,617	539,153
Prepaid Expenses	115,139	233,832

Total Current Assets	1,112,363	2,688,363

Property, Plant and Equipment, Net	3,113,689	3,137,654

Total Assets	$4,226,052	$5,826,017

See accompanying independent auditors report and notes to consolidated financial statements.

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Consolidated Balance Sheet
December 31,

LIABILITIES AND STOCKHOLDERS' EQUITY
	Restated
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

Stockholders' Equity
Preferred Stock
Series A convertible preferred stock, voting, $1.00 par
value, 1,500,000 shares authorized, 1,500,000 shares
Issued and outstanding	1,500,000	1,500,000
Series B convertible preferred stock, voting, $.0001 par
value, 3,500,000 shares authorized, 2,010,000 shares
Issued and outstanding	201	201
Series C convertible preferred stock, voting, $.0001 par
value, 1,000,000 shares authorized, 377,358 and 0 shares
Issued and outstanding, respectively	38	-
Common Stock
Alternative Construction Company, Inc.: no par value,
100,000,000 shares authorized, 6,732,405 and 4,994,350
Shares issued and outstanding, respectively	-	-
Minority Interest in Subsidiaries	400	400
Subscription Receivable	(1,437,501)	(331)
Additional Paid In Capital	4,323,874	853
Accumulated Deficit	(2,426,946)	(387,652)

Total Stockholders' Equity	1,960,067	1,113,472

Total Liabilities and Stockholders' Equity	$4,226,052	$5,826,017

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Consolidated Statement of Operations

		For the Period
	Year	January 21,
	Ended	2005 Through
	December 31,	December 31,
	2006	2005

Sales	$8,634,349	$9,528,984

Cost of Sales	7,330,809	7,472,262

Gross Profit	1,303,540	2,056,722

Operating Expenses	3,029,158	2,129,315

(Loss) From Operations	(1,725,618)	(72,593)

Interest Expense	(367,448)	(268,009)

Net (Loss) Before Minority Interest	(2,093,067)	(340,602)

Minority Interest in Subsidiary	53,772	22,425

Net (Loss)	$(2,039,294)	$(318,177)

Basic and diluted based upon
9,030,117 weighted average
shares outstanding	$(0.23)

Basic and diluted based upon
15,131,634 weighted average
shares outstanding		$(0.02)

See accompanying independent auditors report and notes to consolidated financial statements.

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
For the Year Ended December 31, 2006

					Restated		Restated
		Preferred	Preferred	Preferred	Additional	Retained	Total
	Common	Stock -	Stock -	Stock -	Paid-in	Earnings	Shareholders'
	Stock	Series A	Series B	Series C	Capital	(Deficit)	Equity

Balance, January 1, 2006	$69	$1,500,000	$201	$-	$-	$(387,652)	$1,113,472

Issuance of Series C	-	-	-	38	999,962	-	1,000,000

Issuance of Common Stock	0	-	-	-	3,323,912	-	3,325,490

Collection of Subscription receivable	331	-	-	-	-	-	331

Subscription receivable for exercised warrants	-	-	-	-	(1,437,500)	-	(1,437,500)

Subscription receivable	-	-	-	-	(1)	-	(1)

Issuance of ACC stock related
to acquisition of ACT	-	-	-	-	-	-	-

Issuance of USS stock	-	-	-	-	-	-	-

Issuance of PSB stock	-	-	-	-	-	-	-

Net (Loss)	-	-	-	-	-	(2,039,294)	(2,039,294)

Balance, December 31, 2006	$400	$1,500,000	$201	$38	$2,886,373	$(2,426,946)	$1,960,067

See accompanying independent auditors report and notes to consolidated financial statements.

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Consolidated Statement of Cash Flows
For the Year Ended December 31,
	Restated
	2006	2005
Cash Flows From Operating Activities:
Net (Loss)	$(2,039,294)	$(318,177)
Adjustments to Reconcile Net Loss to Net
Cash Used By Operating Activities:
Depreciation and Amortization	174,677	144,615
Minority Interest	53,772	(22,425)
Issuance of Stock Subscriptions	(1,437,500)	-
Decrease (Increase) In:
Accounts Receivable, Net	855,577	(1,294,288)
Due from Factor, Net	31,347	(92,543)
Inventories	58,536	(539,153)
Prepaid Expenses and Other Current Assets	118,693	(233,832)
Increase (Decrease) In:
Accounts payable, accrued expenses and taxes payable	(429,017)	1,536,247
Billings in Excess of Costs on Uncompleted Contracts	50,771	-
Deferred Revenue	97,089	65,803

Net Cash Used In Operating Activities	(2,572,893)	(753,753)

Cash Flows From Investing Activities:
Acquisition of Property, Plant and Equipment	(150,712)	(3,282,269)
Additional Costs Related to Acquisition	-	(31,310)

Net Cash Used In Investing Activities	(150,712)	(3,313,579)

Cash Flows From Financing Activities:
Issuance of Common Stock	4,323,021	778
Receipt of Stock Subscriptions	(330)	144
Issuance of Preferred Stock - Series A	-	1,500,000
Issuance of Preferred Stock - Series B	-	201
Issuance of Preferred Stock - Series C	38	-
Issuance, of Notes Payable, Line of Credit and Capital Leases	305,233	3,135,534
Repayment and Conversion, Net, of Notes Payable, Line of Credit and Capital Leases	(2,416,864)	(40,778)
Issuance of Notes Receivable	-	(395,000)
Reclass to Bad Debt and Payment, Net, of Notes Receivable	395,000	-

Net Cash Provided By Financing Activities	2,606,758	4,200,879

Net Increase (Decrease) in Cash	(116,847)	133,547

Cash at Beginning of Year	133,547	-

Cash at End of Period	$16,700	$133,547

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$367,448	$95,379
Taxes Paid	$-	$-

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

NOTE 16 - RESTATEMENT OF 2006 CONSOLIDATED FINANCIAL STATEMENTS

The 2006 consolidated financial statements of the Company have been restated to properly reflect the classification of stock warrants receivable. As originally filed, $1,437,500 was shown as a part of accounts receivable, net, instead of the proper accounting classification as subscription receivable reflected as a reduction in stockholders' equity.

The restated consolidated balance sheet as of December 31, 2006 is as follows:

	As Previously Reported	Adjustments	Restated

ASSETS Current Assets
Cash	$16,700	$-	$16,700
Accounts Receivable, Net	1,876,211	(1,437,500)	438,711
Due From Factor, Net	61,196	-	61,196
Inventory	480,617	-	480,617
Prepaid Expenses	115,139	-	115,139
Total Current Assets	2,549,863	(1,437.500)	1,112,363
Property, Plant and Equipment, Net	3,113,689	-	3,113,689
Total Assets	$5,663,552	$(1,437,500)	$4,226,052

	As Previously Reported	Adjustments	Restated
LIABILITIES AND STOCKHOLDERS' EQUITY Current Liabilities Notes Payable, Current Portion	$447,448	$-	$$447,448
Accounts Payable and Accrued Expenses	1,059,853	-	1,059,853
Accrued Payroll and Taxes	47,376	-	47,376
Capital Leases, Current Portion	21,942	-	21.942
Billings in Excess of Costs on	-
Uncompleted Contracts	50,771	-	50,771
Deferred Revenue	162,892	-	162,892
Total Current Liabilities	1,790.282	-	1,790 282
Noncurrent Liabilities Notes Payable, Noncurrent Portion	460,150	-	460.150
Capital Leases, Noncurrent Portion	91,749	-	91,749
Total Noncurrent Liabilities	551,899	-	551,899
Total Liabilities	2,342,182	-	2,342,182
Minority Interest	(76,197)	-	(76,197)
Stockholders' Equity Preferred Stock Series A convertible preferred stock, voting, $1.00 par value, 1,500.000 shares authorized, 1,500,000 shares issued and outstanding	1,500,000	-	1.500,000
Series B convertible preferred stock, voting, 5.0001 par value, 3,500,000 shares authorized, 2,010,000 shares issued and outstanding	201	-	201
Series C convertible preferred stock. voting, $.0001 par value, 1,000,000 shares authorized. 377,358 and 0 shares shares issued and outstanding, respectively	38	-	38
Common Stock Alternative Construction Company, Inc.: no par value, 100,000,000 shares authorized, 6,732,405 and 4,994,350
shares issued and outstanding, respectively Minority Interest in Subsidiaries	400	-	400
Subscription Receivable	(1)	1,437,500	(1,437,501)
Additional Paid In Capital	4,323,874		4,323,874
Accumulated Deficit	(2,426,946)		(2,426,946)
Total Stockholders' Equity	3,397,567	1,437,500	1,960,067
Total Liabilities and Stockholders' Equity	$5,663,552	$1,437,500	$4,226,052

The above restatement had no effect on the statement of operations for the year ended December 31, 2006. Additionally, restatements of the consolidated balance sheets have been effected for the quarters ended September 30, 2006, March 31, 2007 and June 30, 2007. Also, the December 31, 2006 Statement of Stockholders’ Equity has been restated.

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

EXECUTIVE COMPENSATION

The following table sets forth all the compensation earned by the person serving as the Chief Executive Officer (Named Executive Officer) and each other executive officer whose aggregate compensation was in excess of $100,000 during the fiscal years ended December 31, 2006, 2005 and 2004 (both years for our Predecessor) and the current fiscal year. None of the other officers earned greater than $100,000 in total salary and bonuses during fiscal 2003 for our Predecessor.

SUMMARY COMPENSATION TABLE

    Long Term
  Annual Compensation(1)   Compensation Awards
   ---------------------------   ------------------------------

Name and Principal	Fiscal			Securities	All Other
Position	Year	Salary	Bonus	Underlying Options	Compensation
-------------------	--------	--------	-----	------------------	--------------

Paul Janssens (2)	12/31/05	$ 0	-0-	-0-	-0-

Chairman and Chief	12/31/04	$150,388	--	-0-	$14,744
Executive Officer

Michael W. Hawkins (3)	12/31/06	$96,000	-0-	-0-	-0-
Chairman and Chief
Executive Officer	12/31/05	$ 96,000	--	-0-	$ 0

	12/31/04	-0-	-0-	-0-	-0-

Steves Rodriguez	12/31/06	$0	--	-0-	-0-
Chief Financial Officer
and Director (4)	12/31/05	$ 30,000	--	-0-	$ 0

	12/31/06	$ 0	-0-	-0-	-0-

(1) The amounts reflected in the above table do not include any amounts for perquisites and other personal benefits extended to the Named Executive Officer.

(2) Mr. Janssens resigned as CEO of the Company's Predecessor on January 21, 2005.

(3) Does not include options to purchase up to 800,000 shares issued to GAMI, LLC. Mr. Hawkins is the control person of GAMI, LLC. See "Certain Relationships and Related Transactions"

(4) Mr. Rodriguez resigned as CFO on September 26, 2006.

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

Date: November 16, 2007	Alternative Construction Company, Inc.

	by:	/s/ Michael W. Hawkins
MICHAEL W. HAWKINS
Chief Executive Officer (Principal Executive Officer)

	by:	/s/ Bruce Harmon
BRUCE HARMON Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates as indicated.

Name	Title	Date

/s/ Thomas Amon	Director	November 16, 2007
THOMAS AMON

/s/ Willis Kilpatrick	Director	November 16, 2007
WILLIS KILPATRICK

/s/ Jeffrey Saturday	Director	November 16, 2007
JEFFREY SATURDAY