Form 10QSB/A
period 2007-03-31
Alternative Construction Company, Inc.
filed 2007-11-19
CIK 1337566

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

ITEM I. FINANCIAL STATEMENTS

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Consolidated Balance Sheet

ASSETS

	Restated	Restated
	March 31,	December 31,
	2007	2006

Current Assets
Cash	$145,681	$16,700
Accounts Receivable, Net	451,980	438,711
Due From Factor, Net	109,882	61,196
Inventory	496,350	480,617
Prepaid Expenses	134,416	115,139

Total Current Assets	1,338,309	1,112,363

Property, Plant and Equipment, Net	3,070,817	3,113,689

Total Assets	$4,409,126	$4,226,052

See accompanying notes to consolidated financial statements.

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Consolidated Balance Sheet

LIABILITIES AND STOCKHOLDERS' EQUITY

	Restated	Restated
	March 31,	December 31,
	2007	2006

Current Liabilities
Notes Payable, Current Portion	$453,323	$447,448
Accounts Payable and Accrued Expenses	1,133,649	1,059,853
Accrued Payroll and Taxes	60,217	47,376
Capital Leases, Current Portion	23,088	21,942
Billings in Excess of Costs on Uncompleted Contracts	10,980	50,771
Deferred Revenue	163,030	162,892

Total Current Liabilities	1,844,287	1,790,282

Noncurrent Liabilities
Notes Payable, Noncurrent Portion	443,960	460,150
Capital Leases, Noncurrent Portion	81,813	91,749

Total Noncurrent Liabilities	525,773	551,899

Total Liabilities	2,370,060	2,342,182

Minority Interest	(52,985)	(76,197)

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
Common Stock
Alternative Construction Company, Inc.: no par value,
100,000,000 shares authorized, 6,732,405 shares issued
and outstanding
Minority Interest in Subsidiaries	400	400
Subscription Receivable	(1,437,501)	(1,437,501)
Additional Paid In Capital	4,323,874	4,323,874
Accumulated Deficit	(2,294,961)	(2,426,946)

Total Stockholders' Equity	2,092,051	1,960,067

Total Liabilities and Stockholders' Equity	$4,409,126	$4,226,052

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

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Consolidated Statement of Cash Flows
For the Three Months Ended March 31,

	Restated
	2007	2006
Cash Flows From Operating Activities:
Net Income	$131,984	$32,567
Adjustments to Reconcile Net Income to Net
Cash Used By Operating Activities:
Depreciation and Amortization	45,038	42,327
Minority Interest	23,212	(21,696)
Decrease (Increase) In:
Accounts Receivable, Net	(13,269)	182,401
Due from Factor, Net	(48,686)	17,675
Inventories	(15,733)	37,757
Prepaid Expenses and Other Current Assets	(19,277)	(37,913)
Increase (Decrease) In:
Accounts payable, accrued expenses and taxes payable	86,637	(398,554)
Billings in Excess of Costs on Uncompleted Contracts	(39,791)	-
Deferred Revenue	138	(65,803)

Net Cash Used In Operating Activities	150,253	(211,239)

Cash Flows From Investing Activities:
Acquisition of Property, Plant and Equipment	(2,166)	(27,071)

Net Cash Used In Investing Activities	(2,166)	(27,071)

Cash Flows From Financing Activities:
Issuance of Notes Payable, Line of Credit and Capital Leases	-	75,000
Repayment of Notes Payable, Line of Credit and Capital Leases	(19,105)	(74,561)
Reclass to Bad Debt and Payment, Net, of Notes Receivable	-	120,000

Net Cash Provided By Financing Activities	(19,105)	120,439

Net Increase (Decrease) in Cash	128,982	(117,871)

Cash at Beginning of Year	16,700	133,547

Cash at End of Period	$145,681	$15,676

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$35,204	$38,082
Taxes Paid	$-	$-

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

NOTE 8 - RESTATEMENT

The Company's consolidated financial statements included in the 2006 annual report on form 10-KSB were restated, whereby the stock warrants receivable reflect as an asset instead of as a reduction of equity. All references to the annual report on Form 10-KSB/A in this quarterly report on Form 10-QSB/A, have been changed to reflect this restatement. Also, unaudited interim financial information for the quarters ended September 30, 2006 and June 30, 2007 have been restated.

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

Liquidity and Capital Resources

As of March 31, 2007, the Company had a working capital deficit of $505,978. Net income was $108,772 for the three months ended March 31, 2007. The Company generated a positive cash flow from operations of $150,253 for the three months ended March 31, 2007. The positive cash flow from operating activities for the period is primarily attributable to the Company's net income of $108,772.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements

ITEM 3. CONTROLS AND PROCEDURES

The Company’s management including the Chief Executive Officer and Chief Financial Officer, have evaluated, as of March 31, 2007, the effectiveness of the design, maintenance and operation of the Company’s disclosure controls and procedures. These officers determined that (i) the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports that it files under the Exchange Act is accurate and is recorded, processed, and summarized and reported within the time periods specified in the Commission’s rules and regulations, and (ii) that such controls and procedures are designed to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosures.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision making can be fully faulty and that breakdowns in internal control can occur because of human failures such as errors or mistakes or intentional circumvention of the established process. The Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures were effective at that reasonable assurance level.

There have been no changes in internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2007 or subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

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