Form 10QSB/A
period 2007-06-30
Alternative Construction Company, Inc.
filed 2007-11-19
CIK 1337566

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

ITEM I. FINANCIAL STATEMENTS

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Consolidated Balance Sheet

ASSETS

	Restated June 30, 2007	Restated December 31, 2006
Current Assets
Cash	$2,155,476	$16,700
Accounts Receivable, Net	820,877	438,711
Due From Factor, Net	-	61,196
Inventory	1,339,202	480,617
Prepaid Expenses	848,551	115,139
Costs in Excess of Billings	151,312	-
Total Current Assets	5,315,418	1,112,363
Property, Plant and Equipment, Net	3,213,551	3,113,689
Goodwill	1,335,646	-
Total Assets	$9,864,615	$4,226,052

See accompanying notes to consolidated financial statements.

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Consolidated Balance Sheet
LIABILITIES AND STOCKHOLDERS' EQUITY

	Restated June 30, 2007	Restated December 31, 2006
Current Liabilities
Notes Payable, Current Portion	$1,652,706	$447,448
Accounts Payable and Accrued Expenses	2,069,119	1,059,853
Accrued Payroll and Taxes	56,220	47,376
Capital Leases, Current Portion	24,721	21,942
Billings in Excess of Costs on Uncompleted Contracts	-	50,771
Deferred Revenue	52,500	162,892
Total Current Liabilities	3,855,266	1,790,282

Noncurrent Liabilities
Notes Payable, Noncurrent Portion	4,488,210	460,150
Capital Leases, Noncurrent Portion	80,210	91,749
Total Noncurrent Liabilities	4,568,420	551,899
Total Liabilities	8,423,686	2,342,182
Minority Interest	73,540	(76,197)

Stockholders' Equity
Preferred Stock
Series A convertible preferred stock, voting, $1.00 par value, 1,500,000 shares authorized, 1,500,000 shares issued and outstanding	1,500,000	1,500,000
Series B convertible preferred stock, voting, $.0001 par value, 3,500,000 shares authorized, 0 and 2,010,000 shares, respectively, issued and outstanding	-	201
Series C convertible preferred stock, voting, $.0001 par value, 1,000,000 shares authorized, 377,358 shares issued and outstanding, respectively	38	38
Common Stock
Alternative Construction Company, Inc.: no par value, 100,000,000 shares authorized, 7,028,347 and 6,732,405, respectively, shares issued and outstanding
Minority Interest in Subsidiaries	2,400	400
Treasury Stock	(1,999,799)
Subscription Receivable	(1,677,501)	(1,437,501)
Additional Paid In Capital	5,327,875	4,323,874
Accumulated Deficit	(1,785,626)	(2,426,946)
Total Stockholders' Equity	1,367,387	1,960,067
Total Liabilities and Stockholders' Equity	$9,864,614	$4,226,052

See accompanying notes to consolidated financial statements.

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Consolidated Statement of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Sales	$3,997,773	$1,564,759	$5,721,713	$3,614,599
Cost of Sales	2,696,063	1,204,814	3,872,248	2,481,316
Gross Profit	1,301,710	359,945	1,849,465	1,133,283
Operating Expenses	592,331	790,156	972,898	1,474,514
Income From Operations	709,379	(430,211)	876,567	(341,231)
Interest Expense	(50,306)	(116,929)	(85,510)	(186,817)
Net Income Before Minority Interest	659,073	(547,140)	791,057	(528,048)
Minority Interest in Subsidiary	(126,525)	21,423	(149,737)	43,119
Net Income	$532,548	$(525,717)	$641,320	$(484,929)

Net Income (Loss) Per Share:
Basic and diluted based upon 10,370,655 weighted average shares outstanding	$0.05
Basic and diluted based upon 11,110,000 weighted average shares outstanding		$(0.06)
Basic and diluted based upon 10,316,368 weighted average shares outstanding			$0.06
Basic and diluted based upon 9,014,125 weighted average shares outstanding				$(0.06)

See accompanying notes to consolidated financial statements.

ALTERNATIVE CONSTRUCTION COMPANY, INC. and SUBSIDIARIES
Consolidated Statement of Cash Flows
For the Six Months Ended June 30,

	Restated 2007	2006
Cash Flows From Operating Activities:
Net Income	$641,320	$(484,929)
Adjustments to Reconcile Net Income to Net
Cash Used By Operating Activities:
Depreciation and Amortization	96,319	84,719
Minority Interest	149,737	(43,119)
Issuance of Stock Subscriptions	(240,000)	-
Decrease (Increase) In:
Accounts Receivable, Net	(382,166)	467,841
Due from Factor, Net	61,196	(10,303)
Inventories	(858,585)	324
Prepaid Expenses and Other Current Assets	(733,412)	(99,774)
Costs in Excess of Billings on Uncompleted Contracts	(151,312)	-
Increase (Decrease) In:
Accounts payable, accrued expenses and taxes payable	1,018,110	(921,408)
Billings in Excess of Costs on Uncompleted Contracts	(50,771)	-
Deferred Revenue	(110,392)	54,411
Net Cash Used In Operating Activities	(559,956)	(952,238)
Cash Flows From Investing Activities:
Acquisition of Property, Plant and Equipment	(196,181)	(39,375)
Goodwill from Acquisition of Subsidiary	(1,335,646)	-
Minority Interest in Subsidiary	2,000	-
Net Cash Used In Investing Activities	(1,529,827)	(39,375)
Cash Flows From Financing Activities:
Issuance of Notes Payable, Line of Credit and Capital Leases	6,391,474	375,129
Repayment of Notes Payable, Line of Credit and Capital Leases	(1,166,916)	-
Issuance of Common Stock	1,004,001	-
Retirement of Series B Preferred Stock	(2,000,000)	-
Issuance of Series C Preferred Stock	-	500,000
Receipt of Stock Subscriptions	-	331
Repayment of Notes Receivable	-	120,000
Net Cash Provided By Financing Activities	4,228,558	995,460
Net Increase in Cash	2,138,776	3,847
Cash at Beginning of Year	16,700	133,547
Cash at End of Period	$2,155,476	$137,394
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$85,510	$182,781
Taxes Paid	$-	$-

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
Alternative Construction Design, Inc.

(1) Parent company - ACCY.OB

(2) Currently, subsidiary of ProSteel Builders Corporation. After name change, will become subsidiary of Alternative Construction Companies.

NOTE: Future Builders Institute, Inc. remains unchanged.

NOTE 8 - RESTATEMENT

The Company's consolidated financial statements included in the 2006 annual report on form 10-KSB were restated, whereby the stock warrants receivable reflect as an asset instead of as a reduction of equity. All references to the annual report on Form 10-KSB/A in this quarterly report on Form 10-QSB/A, have been changed to reflect this restatement. Also, unaudited interim financial information for the quarters ended September 30, 2006 and March 31, 2007 have been restated.

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

Liquidity and Capital Resources

As of June 30, 2007, the Company had a working capital surplus of $1,460,152. Net income was $641,320 for the six months ended June 30, 2007. The Company generated a negative cash flow from operations of $559,956 for the six months ended June 30, 2007. The negative cash flow from operating activities for the period is primarily attributable to the Company's increase in inventories, $858,585, accounts receivables, $382,166, prepaid expenses and other current assets, $733,412 offset by the increase in accounts payable of $1,018,111.

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

There have been no changes in internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2007 or subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

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