Form 10QSB
period 2007-09-30
Alternative Construction Company, Inc.
filed 2007-11-19
CIK 1337566

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AN EXCHANGE ACT OF 1934

For the transition period from: __________ to __________

Commission file number 333-128191

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.

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
Yes ☐ No ☒

At September 30, 2007, 7,128,347 shares of the registrant’s common stock (no par value) were outstanding.

Transitional small business disclosure format: Yes ☐ No ☒

ITEM I. FINANCIAL STATEMENTS

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Consolidated Balance Sheet

ASSETS

	(unaudited)	Restated
	September 30,	December 31,
	2007	2006

Current Assets
Cash	$428,544	$16,700
Accounts Receivable, Net	1,476,655	438,711
Due From Factor, Net	-	61,196
Notes Receivable	387,500	-
Inventory	1,177,759	480,617
Prepaid Expenses	874,409	115,139
Costs in Excess of Billings	22,562	-

Total Current Assets	4,367,429	1,112,363

Property, Plant and Equipment, Net	3,224,949	3,113,689

Goodwill	2,489,714	-

Total Assets	$10,082,092	$4,226,052

See accompanying notes to consolidated financial statements.

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUTION COMPANY, INC.
and SUBSIDIARIES
Consolidated Balance Sheet

LIABILITIES AND STOCKHOLDERS' EQUITY

	(unaudited)	Restated
	September 30,	December 31,
	2007	2006

Current Liabilities
Notes Payable, Current Portion	$204,834	$447,448
Accounts Payable and Accrued Expenses	1,227,383	1,059,853
Accrued Payroll and Taxes	77,510	47,376
Capital Leases, Current Portion	25,745	21,942
Billings in Excess of Costs on Uncompleted Contracts	-	50,771
Deferred Revenue	90,126	162,892

Total Current Liabilities	1,625,598	1,790,282

Noncurrent Liabilities
Notes Payable, Noncurrent Portion	4,508,029	460,150
Capital Leases, Noncurrent Portion	73,245	91,749

Total Noncurrent Liabilities	4,581,274	551,899

Total Liabilities	6,206,872	2,342,182

Minority Interest	91,799	(76,197

Stockholders' Equity
Preferred Stock
Series A convertible preferred stock, voting, $1.00 par value, 1,500,000 shares authorized, 1,500,000 shares issued and outstanding	1,500,000	1,500,000
Series B convertible preferred stock, voting, $.0001 par value, 3,500,000 shares authorized, 0 and 2,010,000 shares, respectively, issued and outstanding	-	201
Series C convertible preferred stock, voting, $.0001 par value, 1,000,000 shares authorized, 377,358 shares issued and outstanding, respectively	38	38
Common Stock
Alternative Construction Company, Inc.: no par value, 100,000,000 shares authorized, 7,128,347 and 6,732,405, respectively, shares issued and outstanding
Minority Interest in Subsidiaries	2,400	400
Treasury Stock	(1,999,799)
Subscription Receivable	(795,702)	(1,437,501
Additional Paid In Capital	6,765,375	4,323,874
Accumulated Deficit	(1,688,891)	(2,426,946

Total Stockholders' Equity	3,783,421	1,960,067

Total Liabilities and Stockholders' Equity	$10,082,092	$4,226,052

See accompanying notes to consolidated financial statements.

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Consolidated Statement of Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Sales	$3,296,617	$2,449,574	$9,018,330	$6,064,173
Cost of Sales	2,507,986	2,012,313	6,380,234	4,493,629
Gross Profit	788,631	437,261	2,638,096	1,570,544
Operating Expenses	545,780	460,736	1,518,678	1,935,250
Income From Operations	242,851	(23,475)	1,119,418	(364,706)
Other Income (Expense)	(127,857)	(37,793)	(213,367)	(224,610)

Net Income Before Minority Interest	114,994	(61,268)	906,051	(589,316)
Minority Interest in Subsidiary	(18,258)	(46,733)	(167,996)	(3,613)

Net Income	$96,736	$(108,001)	$738,055	$(592,929)

Net Income (Loss) Per Share:
Basic and diluted based upon 10,726,608 weighted average shares outstanding	$0.01
Basic and diluted based upon 13,343,051 weighted average shares outstanding		$(0.01)
Basic and diluted based upon 10,534,476 weighted average shares outstanding			$0.07
Basic and diluted based upon 12,900,953 weighted average shares outstanding				$(0.04)

See accompanying notes to consolidated financial statements.

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Consolidated Statement of Cash Flows
For the Nine Months Ended September 30,
(unaudited)

		Restated
	2007	2006
Cash Flows From Operating Activities:
Net Income	$738,055	$(592,929)
Adjustments to Reconcile Net Income to Net
Cash Used By Operating Activities:
Depreciation and Amortization	163,459	123,646
Minority Interest	167,996	3,613
Decrease (Increase) In:
Accounts Receivable, Net	(1,425,444)	(776,701)
Due from Factor, Net	61,196	18,521
Inventories	(697,142)	239,392
Prepaid Expenses and Other Current Assets	(759,271)	189,405
Costs in Excess of Billings on Uncompleted Contracts	(22,562)	-
Increase (Decrease) In:
Accounts payable, accrued expenses and taxes payable	197,663	(44,499)
Billings in Excess of Costs on Uncompleted Contracts	(50,771)	-
Deferred Revenue	(72,766)	643

Net Cash Used In Operating Activities	(1,699,587)	(838,909)

Cash Flows From Investing Activities:
Acquisition of Property, Plant and Equipment	(274,719)	(47,762)
Goodwill from Acquisition of Subsidiary	(2,489,714)	-
Minority Interest in Subsidiary	2,000	-

Net Cash Used In Investing Activities	(2,762,433)	(47,762)

Cash Flows From Financing Activities:
Issuance of Notes Payable, Line of Credit and Capital Leases	6,391,474	-
Repayment of Notes Payable, Line of Credit and Capital Leases	(2,600,910)	(1,314,256)
Issuance of Common Stock	-	180
Retirement of Series B Preferred Stock	(201)	-
Issuance of Series C Preferred Stock	-	38
Purchase of Treasury Stock	(1,999,799)	-
Issuance and Receipt, Net, of Stock Subscriptions	641,799	(1,437,169)
Paid In Capital	2,441,501	3,472,167
Issuance of Other Receivables	-	51,567

Net Cash Provided By Financing Activities	4,873,864	772,527

Net Increase (Decrease) in Cash	411,844	(114,144)

Cash at Beginning of Year	16,700	133,547

Cash at End of Period	$428,544	$19,403

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$85,510	$224,610
Taxes Paid	$-	$-

See accompanying notes to consolidated financial statements.

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements and footnotes have been condensed and, therefore, do not contain all required disclosures. Reference should be made to the Company’s annual audited financial statement for the year ended December 31, 2006.

Alternative Construction Technologies, Inc. (“ACT” or the “Company”), was formerly known as Alternative Construction Company, Inc., a Florida corporation formed in 2004. In July 2007, the Board approved a name change. Reference to “ACT” or the “Company” will include the period prior to the name change.

The Company operated a manufacturing facility producing the patented ACTech® Panel System, a structural insulated panel (SIP), a commercial and residential developer in Georgia, Louisiana and Mississippi, a residential developer in Tennessee and Florida, and a distributor of the patented Universal Safe Room™. Other services provided include designs, consulting and other construction related services.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Alternative Construction Manufacturing of Tennessee, Inc., f/k/a Alternative Construction Technologies Corporation (“ACMTN”), Alternative Construction by Revels, Inc. (“ACR”), Future Builders Institute, Inc. (“FBII”), Alternative Construction Consulting Services, Inc. (“ACCS”) and Alternative Construction Design, Inc. (“ACD”), and its majority-owned subsidiaries, Alternative Construction Safe Rooms, Inc., f/k/a Universal Safe Structures, Inc. (“USS”), Alternative Construction by ProSteel Builders, Inc., f/k/a ProSteel Builders Corporation (“ACPSB”), and Alternative Construction by Ionian, Inc., f/k/a Ionian Construction, Inc. (“ACI”). All significant inter-company transactions have been eliminated in consolidation. Intercompany transactions include the loans from the parent to its subsidiaries. Minority Interest, as applicable, has been reported.

Net Earnings (Loss) Per Share

In accordance with SFAS No. 128, Earnings Per Share, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Potentially dilutive securities are not considered in the calculation of net loss per common share, as their inclusions would be anti-dilutive.

In accordance with SAB No. 98, Earnings Per Share, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. No common shares have been issued for nominal consideration in the periods presented.

Share and per-share data presented, reflects the reverse 100 for 1 share stock split effective April 11, 2006.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows:

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	Nine Months Ended September 30,
	2007	2006
Numerator
Net Income (Loss)	$738,055	$(592,929)
Denominator
Basic and diluted
Weighted average common shares outstanding	10,534,476	12,900,953
Denominator in basic calculation	10,534,476	12,900,953

Basic and diluted net income (loss) per share	$0.07	$(0.04)

Segment Information

In accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company is required to report financial and descriptive information about its reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility.

NOTE 2 - ACQUISITIONS AND NEW SUBSIDIARIES FORMED

Alternative Construction Manufacturing of Tennessee, Inc.

On January 21, 2005, a newly formed acquisition Company, known as ACT acquired all the outstanding stock of ACMTN, a privately-held company, and substantially all of the assets of Quality Metal Systems, LLC (“QMS”). In addition, ACT received an assignment of all the patents related to production by ACMTN, which were owned by a shareholder of ACMTN. The original purchase agreements entered into on December 14, 2004 between ACT (purchaser) and ACMTN and QMS (sellers) called for the payment of $1,000,000 and issuance of 1,500,000 shares of ACT Series A Preferred Stock. During the closing transaction and in performing its due diligence, the purchaser, ACT discovered that both companies would require substantial cash infusions to continue operations. The sellers agreed to offset the cash down payment with notes payable of $350,000 due February 19, 2005. On March 10, 2005, the notes were amended and restated with a due date of September 30, 2005. On July 1, 2005, the notes were amended and adjustments to the reconciliation were mutually agreed to by all parties raising the outstanding balance to $629,894. Therefore, the cost of the acquisition of ACMTN after the net adjustments as a result of further due diligence, was $879,894 of which $750,000 was Series A Preferred Stock. The acquisition of the assets of QMS did not change. A new provision in the notes states that if the Company were to file for public registration, the seller would convert the remaining balance, less $100,000, to common stock at the value of $2.65 per share. To date, any net balances payable by the purchaser to the sellers have not been made as the purchasers continue to collect accounts receivable and liquidate payables and other obligations.

On July 27, 2007, as part of the Company’s marketing plan and to enhance efforts to more clearly define its various operating divisions, the name change from Alternative Construction Technologies Corporation to Alternative Construction Manufacturing of Tennessee, Inc., was made.

Alternative Construction by ProSteel Builders, Inc.

On June 28, 2005, the Company acquired an 80% interest in ACPSB for a purchase price of $800. As no tangible assets or liabilities were acquired the full value was booked to Common Stock.

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2007

NOTE 2 - ACQUISITIONS AND NEW SUBSIDIARIES FORMED (continued)

On July 27, 2007, as part of the Company’s marketing plan and to enhance efforts to more clearly define its various operating divisions, the name change from ProSteel Builders Corporation to Alternative Construction by ProSteel Builders, Inc., was made.

Alternative Construction Safe Rooms, Inc.

On April 28, 2005, the Company acquired an 80% interest in ACSR for a purchase price of $800. As no tangible assets or liabilities were acquired, the full value was booked to Common Stock.
On July 27, 2007, as part of the Company’s marketing plan and to enhance efforts to more clearly define its various operating divisions, the name change from Universal Safe Structures, Inc. to Alternative Construction Safe Rooms, was made.

Alternative Construction Design, Inc.

On July 30, 2007, the Company formed ACD as a wholly-owned subsidiary. ACD primarily contracts with customers in association with the various design aspects of building including engineering and architecture.

Alternative Construction Consulting Services, Inc.

On July 30, 2007, the Company formed ACCS as a wholly-owned subsidiary. ACCS primarily contracts with customers for development of joint ventures, research, education and training, and commercial and residential developments both domestically and internationally.

Alternative Construction by Ionian, Inc.

On May 16, 2007, ACPSB acquired 80% of the outstanding stock of ACI, a privately-held company (see Note 5 - Related Parties). The purchase agreement was $800,000 payable in restricted common stock of the Company valued at the price of $6.90 per share. On July 1, 2007, the ownership of ACI was transferred from ACPSB to ACT. The minority interest in ACI is held by James Hawkins, the brother of Michael W. Hawkins, the Company's CEO.

In accordance with SFAS No. 141, “Business Combinations”, the acquisition of Ionian Construction, Inc., has been accounted for under the purchase method of accounting. The purchase price was allocated to Ionian’s tangible assets acquired and liabilities assumed based on their estimated fair values with any excess being ascribed to goodwill. Management is responsible for determining the fair value of these assets. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair values. The following table summarizes the components of the purchase price and the activity and balance sheet of the acquired company at May 16, 2007:

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2007

NOTE 2 - ACQUISITIONS AND NEW SUBSIDIARIES FORMED (continued)

COMPONENTS OF PURCHASE PRICE
Common Stock	$800,000
Total Purchase Price	$800,000
BALANCE SHEET and ACTIVITY at MAY 16, 2007:
Assets:
Cash	$11,282
Inventory	1,272,605
Property, Plant and Equipment, net	206,708
Total Assets	$1,490,595
Liabilities and Stockholders' Equity:
Accounts Payable and Accrued Expenses	$420,570
Debt	1,739,583
Stockholders' Equity	(669,558)
Total Liabilities and Stockholders' Equity	$1,490,595
STATEMENT of OPERATIONS for the Period JANUARY 1 - MAY 16, 2007:
Sales	$369,355
Cost of Sales	573,908
Gross Profit	(204,553)
Operating Expenses	220,916
(Loss) from Operations	(425,469)
Other Income / (Expense)	(15,349)
Net (Loss)	$(410,120)

The purchase price of ACI was $800,000. The actual value of the assets (net) purchased was $(669,558) as shown below:

Purchase
Book value of fixed assets	$206,708
Other assets & liabilities, net	(876,266)
Acquired assets, net	(669,558)
Purchase price	800,000
Value less than purchase price	$1,469,558

On July 27, 2007, as part of the Company’s marketing plan and to enhance efforts to more clearly define its various operating divisions, the name change from Ionian Construction, Inc. to Alternative Construction by Ionian, Inc., was made.

Alternative Construction by Revels, Inc.

In accordance with SFAS No. 141, “Business Combinations”, the acquisition of Revels Construction, LLC, has been accounted for under the purchase method of accounting. The purchase price was allocated to Ionian’s tangible assets acquired and liabilities assumed based on their estimated fair values with any excess being ascribed to goodwill. Management is responsible for determining the fair value of these assets. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair values. The following table summarizes the components of the purchase price and the activity and balance sheet of the acquired company at August 27, 2007:

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2007

NOTE 2 - ACQUISITIONS AND NEW SUBSIDIARIES FORMED (continued)

COMPONENTS OF PURCHASE PRICE
Common Stock	$1,000,000
Total Purchase Price	$1,000,000
BALANCE SHEET and ACTIVITY at AUGUST 27, 2007:
Assets:
Costs in Excess of Billings on Uncompleted Contracts	$2,939
Inventory	6,050
Property, Plant and Equipment, net	26,189
Total Assets	$35,178
Liabilities and Stockholders' Equity:
Accounts Payable	$35,771
Billings in Excess of Costs on Uncompleted Contracts	19,563
Stockholders' Equity	(20,156)
Total Liabilities and Stockholders' Equity	$35,178
STATEMENT of OPERATIONS for the Period JANUARY 1 - AUGUST 27, 2007:
Sales	$565,005
Cost of Sales	493,951
Gross Profit	71,054
Operating Expenses	33,276
Income from Operations	37,778
Other Income / (Expense)	-
Net Income	$37,778

The purchase price of ACR was $1,000,000. The actual value of the assets (net) purchased was $(20,156) as shown below:

Purchase
Book value of fixed assets	$26,189
Other assets & liabilities, net	(46,345)
Acquired assets, net	(20,156)
Purchase price	1,000,000
Value less than purchase price	$1,020,156

Future Builders Institute, Inc.

On May 9, 2007, the Company formed a not-for-profit Florida corporation, Future Builders Institute, Inc. (“FBII”), for the purposes of attracting and combining "greentech" environmental construction technologies. The FBII's intent is to seek, utilize and promote novel materials and technologies aimed at improving the quality of occupancy by offering total building solutions. The FBII will focus upon the economic and social benefits of certain combinations of these alternative technologies. The FBII will seek to include sustainable, socially responsible, energy efficient and environmentally friendly technologies and principals aimed at reducing the total monthly costs of living. The FBII will be funded by ACT together with other Industry participants for the research, innovation and implementation of these combined solutions to the construction industry.

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2007

NOTE 3 – BALANCE SHEET DETAILS

Notes receivable consists of the following:

	September 30,	December 31,
	2007	2006

Notes Receivable	$387,500	$-

These notes receivable relate to options execised by GAMI, LLC ("GAMI") and Bruce Harmon, the Company's CFO.  GAMI's Managing Member is Michael W. Hawkins, the Company's CEO.

Inventory consists of the following:

	September 30,	December 31,
	2007	2006

Inventory	$1,177,759	$480,617

Property and equipment consist of the following:

	Useful	September 30,	December 31,
	Life	2007	2006

Building and improvements	20	$1,000,263	$1,000,263
Land		68,793	68,793
Computer equipment	5	66,722	59,768
Furniture and fixtures	5	9,994	6,487
Vehicles and trailers	4	16,784	-
Machinery and equipment	20	2,544,760	2,297,286
		3,707,316	3,432,597
Less: accumulated depreciation		(482,367)	(318,908)
Net property and equipment		$3,224,949	$3,113,689

Depreciation expense was $163,459 and $174,677 for the nine months ended September 30, 2007 and the year ended December 31, 2006, respectively.

Intangible assets consist of the following:

	September 30, 2007	December 31, 2006
Goodwill	$2,489,714	$-

Notes payable consists of the following:

	September 30,	December 31,
	2007	2006

Dell Financial Services	$15,207	$15,923
Antoinette Pace	-	117,702
Edward Beshara	-	101,500
Antoinette Pace and James Beshara	-	200,000
M & T Mortgage Corporation	-	403,106
Merchants & Planters Bank	-	10,033
Merchants & Planters Bank	47,990	59,334
BB&T Bank	139,630	-
BB&T Bank	12,642	-
CNH Capital	39,790	-
CNH Capital	69,779	-
Bridgepointe	4,387,825	-
	4,712,863	907,598
Less: Current portion	204,834	447,448
Total long-term debt	$4,508,029	$460,150

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2007

NOTE 3 – BALANCE SHEET DETAILS (continued)

On June 30, 2007, the Company agreed to sell $4,347,826 million aggregate principal amount of its Senior Secured Convertible Debentures due 2009 ("Debentures"), pursuant to the terms of a Securities Purchase Agreement dated as of June 30, 2007, among ACT and the purchasers, BridgePointe Master Fund, Ltd., CAMOFI Master LDC and CAMHZN Fund LDC (collectively "Debenture Purchasers"), with net funding of $4,000,000 (after an 8% original issue discount) received at closing.

In connection with the agreed issuance of Debentures, ACT also issued Common Stock Purchase Warrants ("Warrants") also dated June 30, 2007 to the Debenture Purchasers. The Warrants allow the purchasers to acquire up to one hundred and fifty percent (150%) of the shares issuable upon conversion of the Debentures, at an exercise price of $4.00 per share. Dinosaur Securities, LLC, the agent for the transaction, received up to 350,000 warrants, dependent upon several conditions, in association with the transaction. ACT has agreed to file a registration statement with the Securities and Exchange Commission ("SEC") covering resales of ACT common stock issuable upon conversion of the Debentures or exercise of the Warrants. Also in connection with the Purchase Agreements, the Company entered into Lock-Up Agreements with certain of its stockholders, dated as of June 30, 2007, pursuant to which such stockholders have agreed not to sell or dispose of Company securities owned by them. The Company filed a registration statement on August 27, 2007 receiving a response from the SEC on September 25, 2007. The Company is currently addressing the comments by the SEC and plan to resubmit during the fourth quarter of 2007.

The Debentures will be convertible, at the option of the holder at any time on or prior to maturity, into shares of ACT common stock, at a conversion price of $4.00 per share, provided the Company meets its milestones as defined in the Debenture Purchase Agreement. Interest on $2,000,000 is payable monthly at the rate of ten percent (10%) per annum beginning July 30, 2007. The remaining $2,000,000 of the Debentures will accrue interest at the rate of ten percent (10%) which will be paid at maturity on June 30, 2009.

The Debentures are secured by all of the assets of ACT and its subsidiaries and will have priority in right of payment with all of its existing unsecured and unsubordinated indebtedness.

On June 30, 2007, as a condition of the financing the Company completed with Debenture Purchaser, as discussed in Note 4 – Long-Term Debt; the Company’s Revolving Credit Agreement with Avante was to be closed out. As of June 30, 2007, due to the retirement of the Series B Preferred Stock and the open balance on the line of credit, the Company owed Avante $783,483. Avante issued the Company a Waiver of Default letter stating that the Company would not be required to pay the net balance as it would be detrimental of the Company’s working capital. The remaining balance due Avante would be paid in the future with proceeds from warrants being exercised or other sources. In event the Company fails to pay Avante Holding Group, Inc., the Company would be required to issue to it 2,000,000 shares of common stock.

Capitalized lease obligations consist of the following:

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2007

NOTE 3 – BALANCE SHEET DETAILS (continued)

	September 30,	December 31,
	2007	2006

Dell Financial Services	$-	$650
Dell Financial Services	9,335	13,399
Dell Financial Services	5,183	4,847
Dell Financial Services	447	1,606
Dell Financial Services	1,763
Dell Financial Services	1,448	-
Dell Financial Services	2,007
Avante Leasing Corporation	78,807	93,189
	98,990	113,691
Less: Current portion	25,745	21,942
Total long-term debt	$73,245	$91,749

NOTE 4 - BUSINESS SEGMENTS

The Company operates primarily in five segments: manufacturing (ACM), development (Georgia – ACPSB, Tennessee – ACI, and Florida – ACR), design (ACD), consulting (ACCS), and safe rooms (ACSR).

Information concerning the revenues and operating income for the nine months ended September 30, 2007 and 2006, and the identifiable assets for the five segments in which the Company operates are shown in the following table:

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2007\

NOTE 4 – BUSINESS SEGMENTS (continued)

	Nine Months Ended
	September 30,
	2007	2006

OPERATING REVENUE
Manufacturing	$4,070,774	$4,832,943
Development - Georgia	2,411,286	1,604,974
Development - Tennessee	2,634,785	-
Development - Florida	103,957	-
Design	26,000	-
Consulting	-	-
Safe Rooms	-	8,390
Consolidating Eliminations	(228,472)	(382,134)

Consolidated Totals	$9,018,330	$6,064,173

INCOME (LOSS) FROM OPERATIONS
Manufacturing	$839,897	$539,715
Development - Georgia	166,169	16,493
Development - Tennessee	312,504	-
Development - Florida	4,880	-
Design	21,160	-
Consulting	-	-
Safe Rooms	(2,782)	(2,039)

Consolidated Totals	$1,341,828	$554,169

IDENTIFIABLE ASSETS
Manufacturing	$2,208,563	$1,935,743
Development - Georgia	448,369	1,312,248
Development - Tennessee	693,305	-
Development - Florida	128,563	-
Design	6,780	-
Consulting	-	-
Safe Rooms	23,500	16,550
Corporate	4,880,456	4,086,763

Consolidated Totals	$8,389,536	$7,351,304

DEPRECIATION AND AMORTIZATION
Manufacturing	$139,990	$121,180
Development - Georgia	4,172	2,016
Development - Tennessee	18,364	-
Development - Florida	631	-
Design	-	-
Consulting	-	-
Safe Rooms	-	-
Corporate	302	450

Consolidated Totals	$163,459	$123,646

NOTE 5 – RELATED PARTIES

On July 1, 2006, GAMI, LLC (“GAMI”), controlled by Michael W. Hawkins, the CEO of the Company, and his wife, contracted with ACPSB for the construction of an office building in Melbourne, Florida, which will have various tenants including, but not limited to, Avante Holding Group, Inc. (“Avante”) and ACT. The contract was for $965,800. Contract amendments increased the price to $1,267,230. Work on the contract began in October 2006. As of June 30, 2007, the construction was 100% complete and was paid in full. As of December 31, 2006, ACPSB had no accounts receivable as the balance billed of $649,935 was paid in full. The contract was negotiated under a fair and reasonable terms, comparable to competitive builders, and has been accounted for as an arms’ length transaction.

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2007

NOTE 5 – RELATED PARTIES (continued)

On May 29, 2007, GAMI, LLC, a company owned by the CEO and a Director of the Company, acquired five houses from ACI. ACI was acquired by the Company on May 16, 2007 as discussed in Note 1 – Summary of Significant Accounting Policies. The sale of these houses was $1,054,500 and represented the listed sales price to the public. The balance due to Ionian in regards to this transaction was transferred to ACT as an offset to the balance due to GAMI from the retirement of the Series B Preferred Stock.

On May 16, 2007, ACPSB acquired 80% of ACI, a contractor of residential homes in Cleveland, Tennessee. The acquired shares of Ionian were owned by James Hawkins, the brother of Michael Hawkins, the CEO and a Director of the Company. The minority interest in Ionian is owned by GAMI. The acquisition of Ionian at a purchase price of $800,000 was made with the issuance of 115,942 shares of the Company’s common stock, based on the closing price on May 16, 2007 of $6.90.

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

On June 29, 2007, as a condition of the financing the Company completed with Debenture Purchaser, as discussed in Note 3 – Balance Sheet Details; the Company’s Revolving Credit Agreement with Avante was to be closed out. As of June 30, 2007, due to the retirement of the Series B Preferred Stock and the open balance on the line of credit, the Company owed Avante $783,483. Avante issued the Company a Waiver of Default letter stating that the Company would not be required to pay the net balance as it would be detrimental of the Company’s working capital. The remaining balance due Avante would be paid could be paid in the future with proceeds from warrants being exercised. As of September 30, 2007, the balance due Avante was $0.

The Exclusive Investment Banking Services Agreement and the Finder Agreement, both dated October 24, 2004, and the Sales Commission Agreement, dated January 20, 2005, all between the Company and Avante, were terminated as of June 30, 2007 as a condition to the financing with Debenture Purchaser.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

ACT has 100,000,000 shares authorized and 7,128,347 shares issued and outstanding at no par value.

Preferred Stock

The Company authorized, issued and has outstanding 1,500,000 Series A preferred stock at $1.00 par value. The Company has 3,500,000 authorized shares of Series B preferred stock at $0.0001 par value with no shares issued. The Company has authorized 1,000,000 shares of Series C preferred stock at $0.0001 par value with 377,358 shares issued and outstanding.

Treasury Stock

On May 16, 2007, the Company purchased 2,010,000 shares of Series B preferred stock for $2,000,000.

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2007

NOTE 7 – LEGAL PROCEEDINGS

On October 2, 2006, the Company was named in a lawsuit captioned New Millennium Enterprises, LLC and Phoenixsurf.com, LLC v. Michael W. Hawkins, et. al. U.S. District Court, Middle District of Georgia, 3: 06-CV-84 (CDC). The lawsuit alleges violations of the Georgia Securities Act, Georgia Fair Business Practices Act, Federal Securities laws and certain other unspecified laws in connection with the investments by Plaintiffs of $500,000 in Serioes C Preferred Stock of ACC and $75,000 in a Convertible Promissory note which was subsequently converted into stock of the Company at $2.65 per share and seeks rescission of this investment. Plaintiffs amended their complaint on April 11, 2007. The Company filed an answer to the amended complaint denying all essential allegations of the complaint and asserting affirmative defenses showing why the plaintiffs are not entitled to the relief sought. In addition, the Company filed Counterclaims against the Plaintiffs and Third Party claims against individual officers and directors of Plaintiff, alleging a malicious interference with the Company’s business and business relations, conspiracy to interfere with our business, libel and slander, and violation of rights under Title IX of the Organized Crime Control Act of 1970 as amended. The Parties are to establish a consolidated plan of discovery in 2008. The Company believes it has meritorious defenses to the claims and intends to vigorously defend this lawsuit and to pursue its counterclaims.

NOTE 8 – RESTATEMENT

The Company's consolidated financial statements included in the 2006 annual report on form 10-KSB were restated, whereby the stock warrants receivable reflect as an asset instead of as a reduction of equity. All references to the annual report on Form 10-KSB/A in this quarterly report on Form 10-QSB/A, have been changed to reflect this restatement. Also, unaudited interim financial information for the quarters ended September 30, 2006, March 31, 2007 and June 30, 2007 have been restated.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

This report on Form 10-QSB contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate”, “expects”, “intends”, “plans”, “believes”, “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-QSB. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our financial statements and summary of selected financial data for Alternative Construction Technologies, Inc. Such discussion represents only the best present assessment from our Management.

DESCRIPTION OF COMPANY:

The Company is a management company that currently operates four wholly-owned subsidiaries, Alternative Construction Manufacturing of Tennessee, Inc., f/k/a Alternative Construction Technologies Corporation (“ACM”), an entity, which manufactures the ACTech® Panel, Alternative Construction Design, Inc. (“ACD”), Alternative Construction Consulting Services, Inc. (“ACCS”), and Alternative Construction by Revels, Inc. (“ACR”), a residential and commercial developer using the ACTech® Panel System in Florida, and three other subsidiaries, Alternative Construction Safe Rooms, Inc., f/k/a Universal Safe Structures, Inc. (“ACSR”), Alternative Construction by ProSteel Builders, Inc., f/k/a ProSteel Builders Corporation (“ACPSB”), and Alternative Construction by Ionian, Inc., f/k/a Ionian Construction, Inc. (“ACI”). ACSR is a seller of the patented Universal Safe Room™, ACPSB is a general contractor offering building solutions utilizing the ACTech® Panel System in Louisiana, Mississippi and Georgia, ACI is a residential developer using the ACTech® Panel System in Tennessee, and ACR is a residential and commercial developer using the ACTech® Panel System in Florida.

OVERVIEW:

The Company is a manufacturing company engaged in the research, development and marketing of proprietary products for the construction industry. We manufacture and distribute the ACTech® Panel, a structural insulated panel (SIP), throughout the United States. Our products are marketed through our internal sales staff and by manufacturer representatives.

In 2004, all of the Company’s Predecessors' revenues were derived from the sale of our ACTech® Panel in the United States. In 2004, the primary customers were Nelson, LC, Enerloc, Sam Kelly and Advanced Building Company; combined equaling 86% of total sales. In 2005, under the new ownership after the acquisition of ACM by ACT in January 2005, the Company expanded its distribution network to include the additional builders of classrooms in Florida.

Alternative Construction Technologies, Inc. (f/k/a Alternative Construction Company, Inc.), a Florida Corporation ("ACT"), was formed on October 26, 2004. ACM, a Delaware corporation, was formed in 1997 by Mr. Paul Janssens, sole shareholder and beneficial owner, and was acquired by ACT on January 21, 2005 (the "Transaction") for the purchase price of One Million Two Hundred and Fifty Thousand ($1,250,000.00) Dollars. After the transaction was completed, continued due diligence determined that an agreed upon reduction in the purchase price for ACM was required to reflect various adjustments resulting in an adjusted purchase price of Eight Hundred and Seventy-Nine Thousand Eight Hundred and Ninety-Four Dollars ($879,894). ACT also acquired certain assets from Quality Metal Systems, LLC, a Florida limited liability company ("QMS"), which was also owned by Paul Janssens for One Million Two Hundred and Fifty Thousand ($1,250,000.00) Dollars. After the acquisition of ACM by ACT, the operational and marketing personnel continued employment with the Company. Subsequently, Avante Holding Group, Inc. incorporated Safe Rooms, Inc. on April 27, 2005. After the incorporation, the company changed its name to Universal Safe Structures, Inc. and subsequently, changed to Alternative Construction Safe Rooms, Inc. On June 28, 2005 ACT acquired 80% of the Company stock for Eight Hundred Dollars ($800.00). Prior to the time of acquisition by ACT, ACSR conducted no business. ACSR has two shareholders, ACT and Avante Holding Group, Inc. Avante Holding Group, Inc. incorporated ProSteel Builders Corporation on April 28, 2005 with the initial shareholders being ACT (80%) and Avante Holding Group, Inc. (20%). Subsequently, the company changed its name to Alternative Construction by ProSteel Builders, Inc. was incorporated to function utilizing the ACT products in the commercial and residential construction marketplaces in Georgia, Louisiana and Mississippi. On May 17, 2007, ACT acquired 80% of ACI, which incorporates the ACTech® Panel System in its continued residential development in Tennessee. GAMI, LLC retains the minority 20% of ACI. On August 28, 2007, ACT acquired 100% of ACR, which builds with the ACTech® Panel System in Florida.

Effective January 21, 2005, ACT acquired ACM and certain assets of QMS. Prior to January 21, 2005, ACT had only immaterial administrative activity. Prior to the acquisition, ACM had operations but, accordingly, the following discussion and analysis of operations is not indicative of future comparisons of ACT as the new ownership projects a different marketing and expansion program as has already been evident in 2005.

In 2004, the Predecessor did not invest in building the ACTech® Panel System brand and infrastructure. Management believes that not spending in these two categories negatively affected the growth of the Company as evidenced by the 2005 change post-acquisition.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-QSB.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2007 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

Results of Operations

Total revenues increased to $3,296,617 for the three months ended September 30, 2007 from $2,449,574 for the three months ended September 30, 2006. The increase of $847,043 or 34.6% resulted primarily from the Company’s acquisition of ACI and ACR on May 16, 2007 and August 27, 2007, respectively. The revenue attributed by ACI and ACR for the period was $1,352,610 (159.7% of the increase) and $103,957 (12.3% of the increase), respectively. ACM’s revenue increased from $1,280,971 to $1,419,282 ($138,311 or 16.3% of the consolidated increase) for the three months ended September 30, 2006 and 2007, respectively, in spite of the manufacturing plant being shut down in September 2007 for equipment repairs and improvements. Orders scheduled for September 2007 were rescheduled for October 2007. ACPSB’s revenue decreased from $1,604,974 to $394,768 ($1,210,206) for the three months ended September 30, 2006 and 2007, respectively, due to 2006 having its initial operations begin in the third quarter whereas 2007 being reflective of the economy and the respective building market.

Total revenues and as a percent of consolidated revenues for the three months ended September 30, 2007, were provided as follows: ACM, $1,419,282 (43.1%), ACPSB, $394,768 (12.0%), ACI, $1,352,610 (41.0%), ACR, $103,957 (3.2%), ACD, $26,000 (0.8%), and ACSR, $0 (0%). The difference between the reported revenue and the individual subsidiaries is the result of consolidating eliminations.

Cost of sales was $2,507,986 and $2,012,313, respectively for the three months ended September 30, 2007 and the three months ended September 30, 2006. As a percent of revenue, the cost of sales decreased from 82.1% to 76.1%, for the three months ended September 30, 2006 as compared to the three months ended September 30, 2007. The manufacturing facility, ACM, recognizes a lower cost of sales percent, 63.2%, than the consolidated total, whereas the developers and construction divisions, ACPSB, ACI and ACR, have a higher cost of sales percent (89.7%, 86.0%, and 85.5%, respectively) as compared to the consolidated percent. ACM has diversified its supplier base while achieving lower raw material pricing as steel prices escalated in the marketplace while this resulted in a reduced percent of cost of revenues, the decrease was offset by the effect of the downtime as discussed due to the restructuring and modifications required by the testing of new raw materials. During the downtime in September 2007, the fixed costs associated with the manufacturing process; payroll, depreciation and other applicable expenses, continued while not being offset by revenue. ACM’s cost of sales decreased from 90.6% to 63.2% for the three months ended September 30, 2006 and 2007, respectively. ACPSB’s cost of sales increased from 75.5% to 89.7% of revenue for the nine months ended September 30, 2006 and 2007, respectively. The ACPSB cost of sales is typically at a higher percent than ACM, dependent on the sale being a higher percent of ACTech® Panels or other related construction solutions.

The cost of sales and the percent of consolidated cost of sales for the three months ended September 30, 2007, by subsidiary, is as follows: ACM, $896,331 (35.7%), ACPSB, $354,177 (14.1%), ACI, $1,163,725 (46.4%), ACR, $88,933 (3.5%), ACD, $4,820 (0.2%), and ACSR, $0 (0%). The difference between the reported cost of sales and the individual subsidiaries is the result of consolidating eliminations.

Gross profit was $788,631 and $437,261, respectively for the three months ended September 30, 2007 and the three months ended September 30, 2006. As a percent of revenue, gross profit was 17.9% and 23.9%, respectively for the three months ended September 30, 2006 and the three months ended September 30, 2007.

Total operating expenses increased to $545,780 for the three months ended September 30, 2007 from $460,736 for the three months ended September 30, 2006. This $85,044 or 18.5% increase was mainly attributable primarily to the acquisition of ACI and ACR reflective in the three months ended September 30, 2007 only ($55,960 and $9,680, respectively).

The operating expenses and the percent of consolidated operating expenses for the three months ended September 30, 2007, were contributed as follows: ACM, $159,267 (29.2%), ACPSB, $90,551 (16.6%), ACI, $39,772 (7.3%), ACR, $9,680 (1.8%), ACD, $20 (0%), ACSR, $1,592 (0.3%), and ACT, $244,898 (44.9%).

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2007 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

Results of Operations

Total revenues increased to $9,018,330 for the nine months ended September 30, 2007 from $6,064,173 for the nine months ended September 30, 2006. The increase of $2,954,157 or 48.7% resulted primarily from the Company’s acquisition of ACI and ACR, on May 16, 2007 and August 27, 2007, respectively. The revenue attributed by ACI and ACR for the period was $2,634,785 (89.2% of the increase) and $103,957 (3.5% of the increase), respectively. ACPSB’s revenue increased from $1,604,974 to $2,411,286 for the nine months ended September 30, 2006 and 2007, respectively, offset by a decrease from $4,832,943 to $4,070,774 for the nine months ended September 30, 2006 and 2007, respectively. The increase at ACPSB was due to increased marketing efforts and the effects of the financing completed in June 2007 whereas the decrease at ACM was primarily due to the manufacturing line being restructured in the first quarter of 2007 due to the transition from a single supplier of raw materials to a diverse group of vendors to assure the Company of stability of its supply and the subsequent factory being shut down in September 2007 for equipment repairs and improvements. This restructuring required the line to not be operational the full quarter even though orders from customers continued to be received. The change in the method of acquiring raw materials will result in decreased unit costs due to long-term commitments with increasing quantities coupled with the arrangements being with the actual provider of the material, not a broker. The transition required operations to be reduced at various times during the entire three months as testing was required to maintain compliance with the certifications by independent third parties as associated with the ACTech® Panel related to the new raw materials vendors. Orders scheduled for September 2007 were rescheduled for October 2007.

Total revenues and the percent of consolidated revenue for the nine months ended September 30, 2007, were provided as follows: ACM, $4,070,774 (45.1%), ACPSB, $2,411,286 (26.7%, ACI, $2,634,785 (29.2%), ACR, $103,957 (1.2%), ACD, $26,000 (0%), and ACSR, $0 (0%). The difference between the reported revenue and the individual subsidiaries is the result of consolidating eliminations.

Cost of sales was $6,380,234 and $4,493,629, respectively for the nine months ended September 30, 2007 and the nine months ended September 30, 2006. As a percent of revenue, the cost of sales decreased from 74.1% to 70.7%, for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2007. The manufacturing facility, ACM, recognizes a lower cost of sales percent, 65.0%, than the consolidated total, whereas the developers and construction divisions, ACPSB, ACI and ACR, have a higher cost of sales percent (70.1%, 82.7%, and 85.5%, respectively) as compared to the consolidated percent. ACM has diversified its supplier base while achieving lower raw material pricing as steel prices escalated in the marketplace while this resulted in a reduced percent of cost of revenues, the decrease was offset by the effect of the downtime as discussed due to the restructuring and modifications required by the testing of new raw materials. During the downtime, the fixed costs associated with the manufacturing process; payroll, depreciation and other applicable expenses, continued while not being offset by revenue. ACPSB’s cost of sales decreased from 75.5% to 70.1% of revenue for the nine months ended September 30, 2006 and 2007, respectively. The ACPSB cost of sales is typically at a higher percent than ACT, dependent on the sale being a higher percent of ACTech® Panels or other related construction solutions. ACM’s cost of sales decreased from 73.5% to 65.0% for the nine months ended September 30, 2006 and 2007, respectively.

The cost of sales and the percent of consolidated cost of sales for the nine months ended September 30, 2007, by subsidiary, is as follows: ACM, $2,646,249 (41.5%), ACPSB, $1,689,968 (26.5%), ACI, $2,178,736 (34.1%), ACR, $88,933 (1.4%), ACD, $4,820 (0%), and ACSR, $0 (0%). The difference between the reported cost of sales and the individual subsidiaries is the result of consolidating eliminations.

Gross profit was $2,638,096 and $1,570,544, respectively for the nine months ended September 30, 2007 and the nine months ended September 30, 2006. As a percent of revenue, gross profit was 29.3% and 25.9%, respectively for the nine months ended September 30, 2007 and the nine months ended September 30, 2006. The increase in the gross profit was primarily attributable due to the decrease in raw material costs in 2007 for ACM offset by the higher cost of sales for ACPSB, ACI and ACR for the nine months ended September 30, 2007.

Total operating expenses decreased to $1,518,678 for the nine months ended September 30, 2007 from $1,935,250 for the nine months ended September 30, 2006. This decrease of $416,572 or 21.5%, was mainly attributable to the reduction in the cost of accounts receivable factoring fees ($113,000 and $225,578, respectively), insurance expenses ($114,026 and $160,039, respectively), and certain professional fees ($323,346 and $473,399, respectively). The remaining variance reflects management’s efforts to reduce operating expenses for the Company.

The operating expenses and the percent of consolidated operating expenses for the three months ended September 30, 2007, were contributed as follows: ACM, $523,984 (34.5%), ACPSB, $462,216 (30.4%), ACI, $55,960 (3.7%), ACR, $9,680 (0.6%), ACD, $20 (0.0%), ACSR, $3,477 (0.2%), and ACT, $463,341 (30.5%).

Liquidity and Capital Resources

As of September 30, 2007, the Company had a working capital surplus of $2,741,831. Net income was $738,055 for the nine months ended September 30, 2007. The Company generated a negative cash flow from operations of $1,699,587 for the nine months ended September 30, 2007. The negative cash flow from operating activities for the period is primarily attributable to the Company's increase in inventories, $697,142, accounts receivables, $1,425,444, prepaid expenses and other current assets, $759,271 offset by the increase in accounts payable of $240,663.

Cash flows used in investing activities for the nine months ended September 30, 2007 consisted of the acquisition of $274,719 of manufacturing equipment and computers used in operations and goodwill of $2,489,714 associated with the acquisition of ACI and ACR.

Cash flows provided by financing activities for the nine months ended September 30, 2007 was $4,873,864 primarily due to the financing completed on June 30, 2007.

The Company had a net increase in cash of $469,245 for the nine months ended September 30, 2007 compared to a decrease of $114,144 for the nine months ended September 30, 2006.

On June 30, 2007, the Company completed the placement of Senior Secured Convertible Debentures with a group of private investors. The net proceeds of $4,000,000 were used to pay-off debt, pay down payables and to provide working capital to fund the Company’s marketing plan. See Note 4 – Long-Term Debt.

By adjusting its operations and development to work within the Company’s financing and budget, management believes it has sufficient capital resources to meet projected cash flow needs through the next twelve months. The Company has completed a restructuring of its vendors to diversify while decrease its cost of sales as a percent of revenue along with a marketing effort and strategic acquisitions that should provide a diversification in revenue stream. However, if thereafter, the pricing of commodities and other raw materials increase dramatically, sales grow rapidly, and we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

Allowance for Uncollectible Accounts

We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers' financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. As of September 30, 2007, we determined that there was no need for an additional reserve.

Employees

As of September 30, 2007 the Company had 31 employees of which 18 are hourly and 13 are salary. The staff consists of 15 in production, 4 in construction development, 4 in sales, and 8 in administration. The Company anticipates that this number of employees will be sufficient to satisfy its production during the next six months. The Company does not currently have, nor does it expect to have, any collective bargaining agreements covering any of its employees.

Properties

The Company’s principal executive offices are located at 2910 Bush Drive, Melbourne, Florida. This leased office space is used by the Company’s executive management team as well as the administrative staff. It has a five year lease at $4,000 per month. The Company’s manufacturing facility for Alternative Construction Manufacturing of Tennessee, Inc. is located 1033 Lake Street, Bolivar, Tennessee. The property consists of approximately 10 acres of real estate including a 154,000 square foot structure of usable space. The structure is utilized for the manufacturing of the ACTech® Panel. The Company owns this property. Alternative Construction by ProSteel Builders, Inc.’s office is located at 1485 Highway 34 East, Suite A-1, Newnan, Georgia. It has entered into a three-year lease expiring June 2009 for the property at a rate of $900 per month for a 1,413 square foot office. Alternative Construction by Ionian, Inc. is located at 3106 North Ocoee Street, Cleveland, Tennessee. It has a lease for a 900 square foot office for $575 per month expiring May 2008. Alternative Construction by Revels, Inc. utilizes mobile offices and uses the executive office for its administration. The Company believes that the current facilities are suitable for its current needs. ACI owns 23.7 acres of land located at 5318 Dalton Pike, Cleveland, Tennessee. The land has been approved for development of commercial and residential housing.

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

LIMITED OPERATING HISTORY; ANTICIPATED LOSSES; UNCERTAINTY OF FUTURE RESULTS.

The Company has a limited operating history upon which an evaluation of its operations and its prospects can be based. The Company is a Small Business and has maintained profitability for three consecutive quarters, while it still retains an accumulated deficit of $1,688,891.  The Company has recognized considerable increases in revenue and currently is projecting a growth of 100% in the proceeding four quarters.  In order to meet this growth the Company must rely on the conversion of its outstanding warrants or seek additional capital or credit terms.  As the Company has collateralized all its assets in its funding completed June 30, 2007, the ability for debt capital is limited.  In an effort to sustain growth and increase margins the Company has increased its inventory and purchased raw materials well in advance of its expected need. The Company will need additional capital to continue to sustain the growth and meet is guidance for 2008.

The Company will be incurring costs to develop, introduce and enhance its products. The Company's management has determined that the Company must implement a research and development division as part of its ongoing efforts for environmentally friendly and "green" product development. The Company is seeking a Joint Venture partner to develop a Solar Structural Insulated Panel utilizing the ACTech® Panel System. In addition, the Company is looking at enhancing its bullet-proof panel capabilities and marketing its product in that capacity. The Company, while successfully testing its product in regards to its bullet-proof capabilities, will need to further research the market and determine the appropriate measures to launch the product into the marketplace. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders.

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

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE.
The Company's common stock is quoted and traded on the NASD OTC Electronic Bulletin Board under the ticker symbol ACCY. As of November 12, 2007, there were 7,128,347 shares of common stock issued and outstanding. There are 1,071,753 shares which were registered under the Company's SB-2 filing and are currently tradable. In addition, there are 3,120,000 shares underlying warrants which have been registered of which 930,000 have been exercised. There are 1,600,000 options issued of which 1,200,000 have vested of which 1,050,000 have been exercised. There can be no assurance that a broad based trading market for the Company's shares will develop or, once developed, will be sustained in the future. In addition to the standard risks associated with the public market, the Company's stock is thinly traded and as such there is no assurance that a shareholder will be able to liquidate their ownership. The Company has recently filed application with The American Stock Exchange (AMEX) and hired The Redchip Companies, Inc., as its Investor Relations manager in order to develop a market for its securities. There can be no assurances that either effort will be successful. As a thinly traded stock, any market awareness campaign may dramatically increase or decrease the market value of our stock.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements

ITEM 3. CONTROLS AND PROCEDURE

The Company’s management including the Chief Executive Officer and Chief Financial Officer, have evaluated, as of September 30, 2007, the effectiveness of the design, maintenance and operation of the Company’s disclosure controls and procedures. Management determined that the Company’s disclosure controls and procedures and that such controls and procedures are designed to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision making can be fully faulty and that breakdowns in internal control can occur because of human failures such as errors or mistakes or intentional circumvention of the established process. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the Company's principal executive and financial officers concluded that the Company's disclosure and procedures were effective at that reasonable assurance level.

There have been no changes in internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2007 or subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

On October 2, 2006, the Company was named in a lawsuit captioned New Millennium Enterprises, LLC and Phoenixsurf.com, LLC v. Michael W. Hawkins, et. al. U.S. District Court, Middle District of Georgia, 3: 06-CV-84 (CDC). The lawsuit alleges violations of the Georgia Securities Act, Georgia Fair Business Practices Act, Federal Securities laws and certain other unspecified laws in connection with the investment by Plaintiffs of $500,000 in ACC and seeks rescission of this investment. Plaintiffs amended their complaint on April 11, 2007. The Company filed an answer to the amended complaint denying all essential allegations of the complaint and asserting affirmative defenses showing why the plaintiffs are not entitled to the relief sought. In addition, the Company filed Counterclaims against the Plaintiffs and Third Party claims against individual officers and directors of Plaintiff, alleging a malicious interference with the Company’s business and business relations, conspiracy to interfere with our business, libel and slander, and violation of rights under Title IX of the Organized Crime Control Act of 1970 as amended. The Parties are to establish a consolidated plan of discovery in 2008. The Company believes it has meritorious defenses to the claims and intends to vigorously defend this lawsuit and to pursue its counterclaims.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 31, 2007 GAMI, LLC, a limited liability company in which Michael W. Hawkins, the CEO of the Company is the Managing Member, exercised its option to purchase 800,000 shares of the common stock of the Company at the price of $0.25 per share.

On August 31, 2007 Bruce Harmon, the Company's Interim CFO, exercised his option to purchase 250,000 shares of the common stock of the Company at the price of $0.75 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 27, 2007 a majority of the Company's shareholders elected to change the name of the Company to Alternative Construction Technologies, Inc., by written consent without a meeting.  7,824,898 votes were cast in favor of the name change and no votes were opposed the name change.  A Form 14C, Information Statement announcing this change was filed by the Company on August 3, 2007.

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

      Alternative Construction Technologies, Inc.

Date: November 19, 2007

By:	/s/ Michael W. Hawkins
Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2007

By:	/s/ Bruce Harmon
Interim Chief Financial Officer (Principal
Accounting and Financial Officer)