Form 10-K
period 2007-12-31
Alternative Construction Company, Inc.
filed 2008-03-07
CIK 1337566

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

 FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007                        Commission file number 333-128191

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
(f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.)
(Exact name of registrant as specified in its Charter)

Florida	20-1776133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2910 Bush Drive, Melbourne, FL 32935
(Address of principal executive offices)
Registrant’s telephone number: (321) 421-6601

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
Common Stock

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☐	No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Shares Outstanding 7,951,911

FORWARD LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate”, “expects”, “intends”, “plans”, “believes”, “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our financial statements for Alternative Construction Technologies, Inc. Such discussion represents only the best present assessment from our Management.

PART I

Item 1. Business

General Overview

Alternative Construction Technologies, Inc., formerly known as Alternative Construction Company, Inc. (the “Company” or “ACCY”), is a Florida corporation organized in 2004 with corporate offices located in Melbourne, Florida. The Company’s common stock is traded on the NASDAQ OTC Bulletin Board under the symbol “ACCY.OB.”

The Company is a management company that currently operates the following subsidiaries:

		Ownership	Division	Activity
Wholly-Owned Operating Subsidiaries
Alternative Construction Manufacturing of Tennessee, Inc. (f/k/a Alternative Construction Technologies Corporation)	ACMT	100%	Manufacturing	Manufacturer of the ACTech® Panel
Alternative Construction Design, Inc.	ACD	100%	Ancillary	Complementary services
Alternative Construction Consulting Services, Inc.	ACCS	100%	Ancillary	Complementary services
Alternative Construction by Revels, Inc.	ACR	100%	Development	Residential/commercial developer
Modular Rental and Leasing Corporation	MRL	100%	Ancillary	Leasing company

Majority-Owned Operating Subsidiaries
Alternative Construction Safe Rooms, Inc. (f/k/a Universal Safe Structures, Inc.)	ACSR	80%	Ancillary	Reseller of the Universal Safe Room™
Alternative Construction by ProSteel Builders, Inc. (f/k/a ProSteel Builders Corporation)	ACP	80%	Development	Commercial developer
Alternative Construction by Ionian, Inc. (f/k/a Ionian Construction, Inc.)	ACI	80%	Development	Residential/commercial developer

Non-Profit Subsidiary
Future of Building Institute, Inc.	FBII	100%	n/a

New Companies Subsequent to December 31, 2007
Solar 18 ACTech Panel, Inc.	S18	80%	Ancillary	Joint venture
Alternative Construction Manufacturing of Florida, Inc.	ACMF	100%	Manufacturing	Florida manufacturing

The Company’s primary product and service is the manufacturing, research, development and marketing of proprietary products for the construction industry. We manufacture and distribute the ACTech® Panel, a structural insulated panel (SIP), throughout the United States, with concentration in the southeast region. The Company has delivered its products and services internationally and believes that a huge portion of its future growth will be derived from those markets. The marketing of our products is through our internal sales staff and the use of manufacturer representatives. The Company currently licenses 21 manufacturer sales representatives.

The Company reports its business under the following SIC Codes:

SIC Code	Description

34480201	Manufactures prefabricated metal buildings and components, specializing in panels for prefabricated metal buildings.

34480203	Manufactures prefabricated metal buildings and components, specializing in flooring and roof trusses.

24510000	Manufactures portable homes.

17519901	Contractor of carpentry work, specializing in framing.

34410000	Manufactures fabricated structural metal and welding.

17999938	Contractor specializing in safe room or vault installation.

87120100	Provides architectural engineering and design services.

15210000	Contractor of commercial and single family housing.

65520000	Operates as a land subdivider and developer.

34480201	Manufactures prefabricated metal buildings and components, specializing in panels for prefabricated metal buildings.

34410000	Manufactures fabricated structural metal and welding.

87110401	Provider of engineering services, specializing in building construction consulting.

50310100	Wholesaler of lumber, plywood and millwork, specializing in exterior building materials.

Our corporate headquarters is located at 2910 Bush Drive, Melbourne, Florida 32935. Its website address is http://www.actechpanel.com. The website is not incorporated in this Form 10-K.

ACCY operates under three divisions; a (i) Alternative Construction Manufacturing Division, (ii) Alternative Construction Development Division, and (iii) Alternative Construction Ancillary Services Division. The Manufacturing Division currently contains two subsidiaries, ACMT, which manufactures the ACTech® Panel System, and ACMF, which will provide manufacturing services in Florida. The Development Division contains three subsidiaries; Alternative Construction by ProSteel Builders, Inc., Alternative Construction by Ionian, Inc., and Alternative Construction by Revels, Inc. The Alternative Construction Ancillary Services Division contains five subsidiaries; Alternative Construction Design, Inc., Alternative Construction Consulting Services, Inc., Alternative Construction Safe Rooms, Inc., Modular Rental and Leasing Corporation, and Solar 18 ACTech Panel, Inc. Future of Building Institute, Inc., as a non-profit entity, functions separately.

The Company’s financial oversight is segmented by division; manufacturing, development, and ancillary services.

In 2006, the Company sales reduced from $9.6 million in 2005 to $8.5 million while it maneuvered to increase raw material suppliers, complete additional testing and certifications, establishing protocols for sales ordering and processes, while working to maximize our assets and inventory through customer development. This restructuring created a slow down in production and inhibited the Company’s ability to increase sales. The restructuring process led to a $2.0 million loss in net operations in 2006.

As part of this restructuring, the Company’s management chose to become more vertically integrated and began acquiring or founding various companies that were strategically complementary with the Company’s objectives of promoting our products and services. During 2007, we acquired two development companies, founded two ancillary service oriented businesses, purchased one leasing company, and were instrumental in founding a Not-For-Profit Organization, the Future of Building Institute, Inc.

In 2007, the Company experienced a 50.1% growth in sales to $12,960,008, as compared to 2006 sales of $8,634,349. Net income of $1,603,261, represents an increase of $3,642,555 in net income from 2006. The Company earned $0.22 per basic share in 2007. The potential dilutive effects of convertible debt and securities warrants and options in 2007, while providing a significant increase in available cash, would have had a negative effect on earnings by $0.08 per share outstanding during 2007. The Company performance is indicative of the management decisions made in 2006.

Alternative Construction Manufacturing Division

Our Manufacturing Division produces patented, galvanized-steel, interlocking Structural Insulated Panels (SIPs) that are used in all facets of the construction industry. The company's SIP system is used as an alternative to conventional materials such as lumber and bricks and is considered "green" building technology. Specifically, our foam integrated system is Chlorofluorocarbon ("CFC") free, as we strictly use a closed-cell hydrocarbon and water foam interjection system. In addition, we have completed the GREENGUARD™ Emissions Test for General Construction, conducted by Air Quality Sciences, Inc., on August 16, 2004 (AQS Report No. 12619-02) with the finding that our product met all of the emission level requirements of the GREENGUARD Product Guide™ Listing. The ACTech® Panel System has achieved inclusion in the California Integrated Waste Management Board’s (CIWMB) Recycled-Content Product Directory (RCPD), including compliance with the State Agency Buy Recycled Campaign (SABRC). In addition, the product has been certified under the Florida Power & Light BuildSmart® Program

According to SIPSTech, Inc., www.sipstech.com, (not incorporated by reference into this 10-K) a leading provider of SIPS technologies headquartered in Calgary, Canada, states when you build with SIPs, you are building homes and commercial properties that can save 50% or more on energy costs when compared to conventional stick frame construction. That means less fossil fuel consumption and less greenhouse gas emissions. SIP technology provides higher "whole-wall" R-value, tightens the building envelope, and reduces air infiltration. That allows the consumer to downsize the heating and cooling equipment. It's the combination of these systems that makes up the technology of a high-performance SIP building. You will also enjoy the “green” building benefits of less job-site waste, better utilization of material resources, and more environmentally friendly building practices. Industry research and testing has demonstrated that SIPs are superior to frame and block construction materials due to: superior strength and load characteristics, superior wind ratings, superior R-factor and insulation, reduced construction labor costs, speed and ease of construction and resistance capabilities to fire, moisture, mold and insects. Michael Morley, the author of "Building with Structural Insulated Panels (SIPS)", a book endorsed by the Structural Insulated Panel Association in Gig Harbor, Washington, further states, "Every once in a while a new technology comes along that makes its Predecessors obsolete.... SIPs produce a structurally superior, better insulated, faster to erect, and more environmentally friendly house than ever before possible." In 2000, the International Residential Code ("IRC") replaced the Council of American Building Officials ("CABO"), the International Conference of Building Officials ("ICBO"), Building Officials and Code Administrators International ("BOCA"), and the Southern Building Congress International ("SBCCI"). The newly organized IRC contains a section specifically establishing energy-related requirements for new construction. Efforts by the Office of Science and Technology under the U.S. Government led to the development of the Partnership for Advancing Technology in Housing ("PATH"). The PATH initiative seeks to reduce the environmental impact and energy use of new housing by 50% or more by 2010. SIPs are a featured technology in PATH's vision. In 2007, the IRC incorporated SIPS into its product review classifications.

The ACTech® Panel is a patented SIP that has undergone extensive testing performed by independent laboratories and agencies. The SIP is composed of 26 gauge steel skins and a 20 gauge “S” shaped stiffener with the calculated injection of formulated foam serving as the insulation. The ACTech® Panels are environmentally friendly, sustainable and fully recyclable. They are used as cost effective, energy efficient and disaster tolerant alternative to conventional building materials. They allow for rapid building, both by skilled and unskilled labor. Additionally, SIPs are at the forefront of the "green" building industry.

In 2007, revenues were derived from the sale of the ACTech® Panel SIPs to affordable housing, high-end elegant homes, modular housing, commercial buildings (SeaWorld® Adventure Parks of Orlando, National Semi-Trailer World Headquarters), modular portable classrooms (over 1,300 to date in the state of Florida), office buildings, government and military facilities (NASA and Cape Canaveral Air Station), among others.

Alternative Construction Development Division

The greatest hindrance to sales is the lack of knowledge and understanding how to use the ACTech® Panel System. The Company began with one construction arm dedicated to building with the ACTech® Panel System. We utilize these skilled General Contractors to train other builders as an enhanced service. This led to exceptional growth opportunities, specifically in Georgia, where our construction arm was located. Utilizing this same principle, we added construction offices in Tennessee and Florida.

ACI currently owns a 23.7 acre (originally 40 acres) subdivision, Southern Oaks, located in Cleveland, Tennessee. ACI will continue to develop the land and construct medium priced houses on an as needed basis. Of the original 59 lots scheduled for development, ACI has built 17 homes and sold 15 of them. Southern Oaks is controlled by Southern Oaks Home Owners Association, which is controlled by ACI until a minimum of 48 homes are sold. In addition to building the subdivision, ACI develops properties, provides infrastructure support, and builds custom homes.

With the acquisition of ACR, the Company obtained exclusive use to process patents utilizing our product in construction that have afforded us be competitive with standard building processes. Prior to the acquisition of ACR, the Company had to compete on each sale by selling the benefits and superiority of our products. In order to obtain the sale, the buyer had to be willing to pay extra for these benefits and superiority. While the Company still boasts these qualities, we can now compete on a direct cost basis with standard and customary construction methods. We provide an alternative construction method that typically requires no additional cash in order to obtain its benefits.

Alternative Construction Ancillary Services Division

The Company manufactures and sells patented in-house safe rooms, the Universal Safe Room™, used for the protection of loved ones and valuables in the event of weather disasters or home intrusions. The Company was approved in 2007 as an above ground safe room under the Mississippi Disaster Recovery Program in which the Governor allocated more than $7 million in FEMA funds as part of the rebuilding effort following Hurricane Katrina. Under the proposal, the individuals are required to have the safe room constructed first, then apply for reimbursement under the program guidelines. Currently, the program has been unsuccessful due to the requirements and the inability to offer terms with reimbursement from the government. Management believes that the program will have limited results.

When the Company is directly involved in the designing of a structure, our success of completing the order grows substantially. To the contrary, when we simply quote a previous designed job, our success rate is less than 10%. As such, the Company incorporated a design element into the services we provide. The Company provides architectural and engineering design for use of our products. When the Company designs a project it retains a 95% success rate in being awarded the system sale and/or construction project.

The Company provides consulting services with two distinct programs. Under the first program, our company works directly with foreign leaders, politically and commercially, for the development of large communities. Under the second program, the Company is working with various entities to enhance our current products and incorporate additional product lines. Under this program, the Company has entered into a joint venture, Solar 18 ACTech Panel, Inc., with Atlan Holdings International, Inc. (“Atlan”), for the development of a solar panel. As part of the joint venture, the Company and Atlan will design, develop, and manufacture a solar panel utilizing the ACTech® Panel.

History, Strategic Expansion and Acquisitions

DESCRIPTION OF SUBSIDIARIES

Alternative Construction Manufacturing of Tennessee, Inc.

Prior to the acquisition of ACMT by the Company, the Predecessor ACMT was focused on research and development. During this period, the highest revenue recorded was approximately $1.1 million in 2004. After the acquisition, for the shortened year of 2005 (acquisition date of January 21, 2005), ACMT recorded revenue of approximately $9.1 million, an increase of approximately $8 million, or 727%.

We determined after the acquisition of ACMT that it would be prudent to complement the manufacturing of the ACTech® Panel with a subsidiary that focused on providing solutions for construction with its emphasis on the ACTech® Panel. In April 2005, ACP was formed to provide its customers these solutions as well as to diversify the revenue stream of the consolidated ACCY.

Included with the acquisition of ACMT, the Company also acquired a patent for a safe room using the ACTech® Panel. In April 2005, ACCY acquired ACSR with its focus strictly on the Universal Safe Room™. The Company has not begun a major marketing campaign for this product as of 2007.

In 2006, the Company focused on restructuring its operations to control and ultimately reduce its cost of goods, reduce overhead cost, and improve sales techniques and strategies. During this year, the Company’s focus was primarily on operations, not growth, and the filing of the appropriate documents to become a fully reporting public entity. The Company elected to become a publicly traded company in an effort to establish a mechanism to obtain financial strength as it ramped up to its potential growth opportunities. During 2006, the Company’s revenues decreased from $9.5 million to $8.6 million and it had net losses of $2.0 million.

The restructuring efforts of 2006 provided immediate gains as the Company recorded its first profitable quarter since its restructuring during the first quarter of 2007 and continued every quarter for the calendar year 2007. In 2007, the Company continued to realign its efforts and focus on growth that is vertical and horizontal, as well as internal and external. ACCY management’s strategic alignment with “green” building and its decision to continue international development opportunities have established the guidelines in which the Company looks to strategically expand its services and operations. The following expansions and acquisitions were instrumental in our success of achieving our goals in 2007 and setting the path for continued and future growth.

Alternative Construction by ProSteel Builders, Inc.

Avante Holding Group, Inc. (“Avante”, see Item 13 - Certain Relationships and Related Transactions, and Director Independence) incorporated ProSteel Builders Corporation on April 28, 2005. On June 28, 2005, the Company acquired 80% of the company stock for $800. Prior to the acquisition by ACCY, ACP conducted no business. Subsequently, the company changed its name to Alternative Construction by ProSteel Builders, Inc. ACP was incorporated to function utilizing the ACTech® Panel System and related products in the commercial and residential construction marketplaces in Georgia, Louisiana and Mississippi.

Alternative Construction Safe Rooms, Inc.

Avante incorporated Safe Rooms, Inc. on April 27, 2005. After the incorporation, the company changed its name to Universal Safe Structures, Inc. and subsequently, changed to Alternative Construction Safe Rooms, Inc. On June 28, 2005, the Company acquired 80% of the Company stock for $800. Prior to the time of acquisition by ACCY, ACSR conducted no business.

Alternative Construction by Ionian, Inc.

On May 17, 2007, the Company acquired 80% of ACI (formerly known as Ionian Construction, Inc.) from James C. Hawkins, the brother of the CEO of the Company, Michael W. Hawkins, for the purchase price of $800,000. The Company issued 115,942 shares of its common stock in lieu of cash. ACI will phase from traditional building methods to incorporate the ACTech® Panel System in its continued residential development in Tennessee. GAMI, LLC (“GAMI”, see Item 13 - Certain Relationships and Related Transactions, and Director Independence) retains the minority ownership of 20% of ACI.

Alternative Construction Design, Inc.

On July 30, 2007, the Company incorporated ACD to provide architectural and engineering services to customers who desire to incorporate the ACTech® Panel System in their proposed structure. ACD currently operates as a solution provider to current customers of the Company and does not market its products and services to third parties directly. The Company may consider marketing this service independently in the future but currently has no projected timeline.

Alternative Construction Consulting Services, Inc.

On July 30, 2007, the Company incorporated ACCS to provide consultation to foreign governments, policy makers, international businesses, developers, researchers, and others on the utilization of alternative building opportunities and solutions.

Alternative Construction by Revels, Inc.

On August 28, 2007, ACCY acquired 100% of ACR (formerly known as Revels Construction, LLC) for the purchase price of $1,000,000. The Company issued 138,889 shares of its common stock to the three shareholders of ACR in lieu of cash. ACR builds with the ACTech® Panel System in Florida. In addition, the Company, through an agreement with Steve Rechtstiner, an officer of ACR, obtained exclusive use to his process patents that enhance the building solutions for low income housing solutions that allows the Company to compete directly with standard building processes on a dollar-for-dollar basis.

Modular Rental and Leasing Corporation

Avante incorporated MRL on April 15, 2005. The Company purchased 100% ownership of MRL on November 28, 2007 for $100. MRL was purchased to provide leasing opportunities for modular units built with the ACTech® Panel System. MRL does not market its products and services to third parties directly. The Company may consider marketing this service independently in the future but currently has no projected timeline.

Future of Building Institute, Inc.

On May 8, 2007, the Company incorporated FBII. The Company is in the process of filing for its Not-For-Profit status and intends to establish an organization for the promotion of alternative building solutions for future construction. The Company projects itself as a frontrunner in alternative construction measures and forecasts itself as an industry leader. Upon the effective registration as a Not-For-Profit, ACCY will relinquish control of FBII to the institution management for development and advancement of an organization whose purpose is to provide a platform in which environmentalists and others may go to in order to choose an environmentally friendly building solution.

Solar 18 ACTech Panel, Inc.

On January 2, 2008, subsequent to the effective date of this filing, the Company incorporated Solar 18. This joint venture with Atlan is to develop a solar panel for the ACTech® Panel.

Alternative Construction Manufacturing of Florida, Inc.

On February 20, 2008, subsequent to the effective date of this filing, the Company incorporated ACMF. ACMF is projected to provide manufacturing services in Florida.

Business Model

The Company’s business model focuses on three specific divisions in the overall construction industry. It manufactures products that may be sold individually or as system components that specifically deal with the structural components of commercial and residential buildings. It provides ancillary services and products that include architectural design, engineering, consulting services, and safe rooms. The third focus is development / construction itself. The Company has participated in commercial, modular, and residential construction projects in various states in the southeastern and Midwest regions of the United States.

Manufacturing	Ancillary Services	Development
Alternative Construction Manufacturing of Tennessee, Inc.	Alternative Construction Design, Inc.	Alternative Construction by Revels, Inc.

Alternative Construction Manufacturing of Florida, Inc. (a)	Alternative Construction Consulting Services, Inc.	Alternative Construction by Ionian, Inc.

	Modular Rental and Leasing, Inc.	Alternative Construction by ProSteel Builders, Inc.

Alternative Construction Safe Rooms, Inc.

Solar 18 ACTech Panel, Inc. (a)

Manufacturing Division

ACMT manufactures its patented ACTech® Panel using its patented manufacturing line providing the consumer with the Interlocking Building System™ that appeals to consumers, builders and developers who strive to differentiate themselves from other builders by utilizing a value-added product that increases: speed of completion, strength, resistance to severe weather, mold, mildew and insects. The 154,000 square foot manufacturing facility of ACMT is located in Bolivar, Tennessee.

Ancillary Services Division

ACSR markets the patented Universal Safe Room™, manufactured with the ACTech® Panel by ACMT. ACSR target market of their proprietary safe room is to consumers and builders, many of which are in the Gulf coast regions most recently battered by the 2004 hurricanes that terrorized Florida as well as the areas affected by Hurricane Katrina in 2005. Various government programs are being put in place that will assist certain qualified consumers with an acquisition and installation of a safe room. In 2007, the State of Mississippi implemented a program in which home owners could be eligible to receive up to 75% in assistance for the purchase of a safe room. ACSR was approved under this program as an above ground safe room solution. While the Company does not believe the Mississippi plan will be highly successful, it has created a valuation tool that should assist ACSR in other state certifications that may be more effective.

ACD and ACCS provide architectural, engineering, and consulting services that support and enhance the overall building process. While the Company does not currently offer these services outside of projects utilizing the products provided by the Company, we feel it is important to track revenues by its various components in which it offers its services.

Development Division

ACP operates its marketing from its office in Newnan, Georgia. The ACP target area is Georgia, northern Florida, Alabama and Mississippi. ACP provides onsite training for use of the ACTech® Panel System, as well as construction of commercial and residential facilities, site development, and renovation projects.

ACI was incorporated in 2005 to develop a 29 unit subdivision in Cleveland, Tennessee. Since the initial development began, ACI acquired an adjacent 20 acre parcel to complement the original acreage which has expanded it’s Southern Oaks Subdivision into 59. ACI continues to consider additional opportunities through additional construction solutions, remodeling efforts, and site development.

ACR was incorporated in 2006 to build commercial and residential properties in the Central Florida area. Prior to the acquisition by the Company in August 2007, ACR had three shareholders and approximately $6.3M in projected combined revenue for 2007 and 2008. The former shareholders of ACR are experienced in the construction of facilities utilizing the ACTech® Panel System. One former shareholder of ACR maintains three patents which incorporate the use of the ACTech® Panel. The exclusive use of these patents was granted to the Company as part of the acquisition of ACR.

Employees

As of December 31, 2007, the Company had 30 employees, of whom 6 are primarily administrative and executive personnel, with 14 in ACMT, 3 in the operations of ACP, 3 in the operations of ACI, and 4 in the operations of ACR. None of our employees are covered by a collective bargaining agreement, and management believes its relationship with our employees is good.

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

MANUFACTURING DIVISION

STRUCTURAL INSULATED PANELS (SIPs)

Description

ACMT manufacturers the ACTech® Panel with the patented Interlocking Building System™ along with various system components. The majority of the ACTech® Panel system components are produced in-house at the ACMT manufacturing facility in Bolivar, Tennessee. The ACTech® Panel is the core component of the system and is manufactured in a continuous process. The ACTech® Panel is covered by both product and process patents. The ACTech® Panel is a two foot wide, three inch thick, two-sided galvanized steel, polyurethane foam core insulated, interlocking and cut-to-length panel and is used in the construction of practically any structure. The system components include galvanized steel connecting pieces such as base channel, standard capping, inside and outside corner angles, inside and outside eve angles, ridge capping, columns, beams, screws and various other components that may be specified on a per job, per engineering basis.

The ACTech® Panel has undergone extensive testing by various independent accredited agencies, such as RADCO, Inc., Omega Point Laboratories, Inc. and Hurricane Engineering & Testing, Inc. These tests were commissioned by the company in 1999 through 2007 as required by the company's ongoing quality control program in support of the manufacturing of our product. The overview for all applicable testing can be viewed by the public at the company's website www.actechpanel.com. (Information contained in the Company's Web site is not part of this 10-K, nor incorporated herein, by reference.)

The patented process of building the ACTech® Panels utilizing the Interlocking Building System™ is unique and simple to use with applications throughout the residential and commercial construction industries, providing many benefits to contractors and their customers.

The primary characteristics of the ACTech® Panel are strength and load characteristics, wind ratings up to 146 miles per hour, R-factor (R- factor is a measurement of the insulating properties of a given material), non-combustible, reduced labor costs and build time, no measurable off-gassing (refers to certain toxic emissions from a given product or material that used chemicals in its manufacturing process), speed and ease of assembly, acoustical excellence, moisture, mold and insect resistant and reduction in heating and air conditioning costs of up 30-50%. The ACTech® Panel has achieved the ability to meet or exceed specific hurricane related building codes levied by the State of Florida and maintains Florida product approval. Independent projectile testing verifies that the ACTech® Panel system's superiority to competitive products.

During 2005, after the acquisition of ACMT by the Company, we began expanding its marketing efforts on expanded school classroom production, other governmental uses and domestic residential. On May 22, 2005, the Company conducted a presentation at the United Nations, sponsored by the United Nations Environment Programme (“UNEP”), where it presented its product and solutions for the development of low-income housing. The Company has sold panels in Mexico, Canada, Turkey, Columbia, Guyana, Barbados, Jamaica, Belize, and Kazakhstan.

During 2006, the Company restructured its marketing plan to establish diversification in the marketplace as previously, the Company was significantly dependent on the school classroom market. In addition, ACMT increased the number of suppliers for steel and foam and completed the necessary testing to certify the products with the various materials. With the expansion of suppliers, revenue decreased as the Company focused on processes and procedures. In addition, it expanded its focus on developers of commercial and residential buildings to complement the established classroom market. The Company had a $2.0 million net loss in 2006 as part of the restructuring process.

During 2007, the Company continued to acquire additional revenue sources as the school classroom markets in Florida were experiencing a decline in growth. While ACTech® Panel sales dropped in 2007, consolidated revenue from all subsidiaries and the respective profitability continued to increase due to the acquisitions made in 2007 and measures implemented in 2006.

The Company business model is centered on the ACTech® Panel System. Each acquisition, division, and marketing plan, is designed to increase awareness of the ACTech® Panel System. Company management believes that alternative construction products that are green, energy efficient, and environmentally friendly will be the driving force of construction in the future. The Company continues operations with this basis as our foundation. To this extent, the Company has partnered with a third party to enhance our product and develop additional products that complement our current products.

Competitive Strengths

The Company competes with conventional construction, other SIP manufacturers, and SIP manufacturers that utilize a steel skin.

The structural insulated panel ("SIP") industry has variations in the manufacturing of SIPs. The Company manufactures its SIPs with steel skins and injected foam as the insulation. Other manufacturers utilize the variations of the steel and foam, wood skins with foam injection, insulated concrete forms, and other various methods of producing alternative building materials. In addition, the missile projectile study completed by Texas Tech University demonstrates the strength of our panels against sustained winds caused by hurricanes and tornadoes. The ACTech® Panel has completed testing and been certified in regards to sustained winds, acoustical, mold and mildew, insect resistance, wall bearing strength, projectiles, through multiple national and state level testing facilities. A competitor that uses wood partially defeats itself as wood is subject to termites and other bug infestations. The utilization of trees to build its products loses any opportunities to derive sales from the environmental community. In addition, wood is not as strong against sustained winds especially since the projectile testing indicates its weaknesses compared to steel.

The SIP industry has existed since the 1940's in the United States. Entrepreneurs have sought many alternative building models in which to supplement the standard bricks and sticks. The SIP industry has many locally and regionally based companies, with only a few manufacturing on a national level and/or international level. Many SIP companies specialize in specific markets (i.e., roofing panels, garage doors, portable sheds, etc.). The primary industry today for SIPs is the commercial industry. SIPs are still in the introductory phase as an alternative to residential building. The Company's primary business is in the modular classroom industry and residential and commercial building. We recognize the competition and do not believe that any pose a threat to the longevity of the Company in the short- or long-term. According to the U.S. Census Bureau, as of August 2004, the "value of construction put in place - seasonally adjusted annual rate", was $1.015 trillion, with significant growth annually in the SIP market. Only 1% of new home construction in the U.S. in 2002 used foam paneling, but the application is growing 60% a year, according to William Wachtler, executive director of the Structural Insulated Panel Association ("SIPA"), the principal SIP trade association. Mr. Wachtler was quoted in Forbes magazine in an article titled "Foam" written by David Armstrong in the June 21, 2004 edition The Structural Insulated Panel Association ("SIPA") (www.sipa.org) states that the SIP industry has grown by more than 35% per year since 1994. As recently as October 2007, SIPA has stated that the SIP market will recognize an annual growth rate of approximately 60%. Under this rate of growth SIPS will capture 5% of the housing market in the next five years, compared to its current level of 2%. In addition, according to the 2008 McGraw Hill report, 89% of Corporate America will have 16% of the structures owned by them converted to “green” building by 2009. McGraw Hill further stated in its annual report dated September 23, 2007 that the SIP industry in the United States is expected to grow 60% year over year over the next five years reaching a $20 billion dollar industry. While the SIP market is only a small portion of the overall construction methodology used today, it is the fastest growing market. With these considerations, the marketplace is large enough to have multiple quality companies without having one recognized as a threat to another.

Structural insulated panels (“SIPs”) have competitive strengths to conventional construction materials and to other SIPs materials. Traditional SIPS manufacturers utilize oriented strand board (OSB), some other wood based skin, or fiberglass that sandwich a variety of foam cores. These SIPS provide rapid construction opportunities; however, they are limited in “green” technology and sustainability. The Company believes the ACTech® Panel has competitive advantages due to the added strength of galvanized steel skin as compared to wood based products. These include Class I fire rating, resistance to moisture, mold, mildew, and the high rating in racking, stacking and wind shear load comparisons and the projectile strength ratings which provide additional protection from nature disasters that include hurricanes, tornadoes, and earthquakes.

With several hundred SIP manufacturers in the United States, only a few produce a SIP with a steel skin. Our competition in this area are required to make their product through the use of molds, which require significant machine and equipment cost, as well as increased labor costs, whereas our process is through a continuously fed processing line. Other steel skin manufacturers must overcome this issue in order to be cost competitive with the ACTech® Panel System. We believe our product to be superior in benefits and cost.

In the comparison of pricing, the Company is competitive in the marketplace. In many circumstances, the ACTech® Panel is significantly lower per square foot than its SIP competitors that utilize steel and foam as raw materials. Due to the capability of a continuous form feed processing line that inserts the structural steel foam, protected by our patents, our competitors are required to utilize molds which require additional time for processing, additional cost for personnel, and additional maintenance and cleaning cost, effectively pricing them higher than we are. In comparison to traditional construction utilizing wood or concrete, the ACTech® Panel is comparable but usually slightly higher in initial up-front cost. In a cost analysis, conducted in-house, using factors including energy efficiency, appraisals, site material pilferage, speed of construction, waste and other integral aspects of construction and valuation of a building, the ACTech® Panel in a short three-year period has a significantly better square foot cost. According to Fannie Mae, home builders receive up to a 5% appraisal increase on the value of their home if built from SIPS as documented at www.panelwrights.com/sipsave.htm. Insurance companies often issue savings between 5-20% of the premium for housing built utilizing SIPS. Energy savings can reach through better thermal performance (Building With Structural Insulated Panels (SIPS), Strength and Energy Efficiency Through Structural Panel Construction, Michael Morley, The Taunton Press, 2000). In 1998, the Oak Ridge National Laboratory in Oak Ridge, Tennessee completed thorough testing of SIP wall configurations. The results showed that a SIP wall with 3 inch core (our standard size) EPS core had a 31% better insulation value than a conventional wall framed with 2x4s and insulated with fiberglass batts. The Energy Studies in Building Laboratory at the University of Oregon conducted extensive tests on SIP panels that closely monitored the labor required to erect a SIP structure. The result concluded that a SIP structure required 34% less on-site construction time.

Market

The market for SIPs addresses similar markets to conventional construction materials such as lumber and bricks. Alternative construction methods have grown in 2007 due to promotions from private, commercial, environmental and governmental awareness. Twenty-two states and the District of Columbia, including California, Florida, and Texas, have implemented or introduced legislation, policies, and/or incentives to mandate/encourage the use of green, energy efficient, and environmentally friendly products. The average consumers are demanding a smarter choice in building materials. To this end, almost anywhere lumber or bricks can be used as a structural material; the ACTech® Panel can be used in its place. Our appeal to “green” building materials, coupled with the Company’s management playing a pioneer role in the development of “green” building solutions, has propelled us to the forefront of the “green” building movement.

In applications where a structural component is not a viable option, the ACTech® Panel may be considered for use as a cladding material or a roofing material.

Seasonality

The construction industry is sensitive to interest rate fluctuations and economic business cycle variations.

Patents and Trademarks

The Company maintains three patents. The first Patent, 5,373678, was issued in 1994 for a "structural wall apparatus" with an "...intermediate insulating core of foamed polymer", "at least one interlocking edge..." and "...an elongated reinforcing member strengthening flange...". This patent covers our structural insulated panel with "S" shaped fastened stiffener. The second, Patent 5,827,458, covers the continuous method of making structural foam panels. This patent covers and defines our manufacturing process including the de-coiling of our galvanized steel skins and stiffeners, straighteners for threading and attaching the stiffeners to the skins, roll formers for shaping both skins and stiffeners into structural shape, a foam injector, a foam conveyor, a curing oven, a cut-off saw and the computer that controls the saw. This patent was issued in 1998 and prevents competition from manufacturing, via continuous feed, a panel that introduces any structural reinforcing strip and, essentially, precludes competition insofar as no other manufacturer can utilize the protected process to manufacture such products in a continuous form feed without infringing on our patent. The third Patent, 6,438,906, pertains to its Universal Safe Room™.

The company's continuous manufacturing process patent is also filed internationally in Argentina, Bahamas, Brazil, Canada, China, Columbia, Poland and Russia.

MODULAR AND HOUSING SOLUTIONS

Description

The Company maintains a line of in-house designed and engineered modular buildings that lend itself to rental applications, private industry temporary worker housing solutions, and bare base military uses. This line of 1,000 to 1,200 square feet in-house designed and engineered housing kits with several diverse plans, available in single units or in packages, is ideal for promotion in communities where natural disasters such as Hurricane Katrina have devastated the local housing base. The house kits can be ordered through the Company and built locally with unskilled labor, thus enhancing the local job base post-catastrophe. In addition to the modular units, the Company currently maintains a database of approximately 150 housing designs that have been pre-engineered to meet building standards, international construction code, and other qualifications throughout the world.

Competitive Strengths

The Company is eligible to receive domestic and international contract awards through and from the General Services Administration (“GSA”) of the United States government. The GSA serves as a centralized procurement and property management agency for the United States federal government. The GSA manages more than one-fourth of the government’s total procurement dollars and influences the management of $500 billion in federal assets, including 8,600 government-owned or leased buildings and 208,000 vehicles. The GSA also has the responsibility of maintaining more than 425 historical properties. Under Executive Order 13423: “Strengthening Federal Environmental, Energy and Transportation Management” announced in January 2007, certain goals were set for federal agencies including an energy reduction of 3% annually through 2015 or 30% over this span. Currently, buildings account for 41% of all energy consumption. The progress of this Executive Order is measured and monitored by the President of the United States and the Office of Management and Budget. Additionally, nineteen federal agencies have signed a Memorandum of Understanding establishing a set of standards for creating, operating and maintaining high performance and sustainable government buildings. Pursuant to Section 1331 of the Energy Policy Act of 2005, an Energy-Efficient Commercial Buildings Tax Deduction was created and are now considered for possible extension and increase. Twenty-three states have adopted similar policies and mandates.

The Company has been included in the California Integrated Waste Management Board’s (“CIWMB”) Recycled-Content Product Directory (“RCP”), including compliance with the State Agency Buy Recycled Campaign (“SABRC”). This listing assists state agencies and other public entities to comply with laws requiring them to purchase recycled, repairable, and durable goods. The State of California requires state agencies and other public entities to purchase recycled, repairable, and durable goods. California state law requires state agencies and other public entities to purchase recycled, repairable, and durable goods. These agencies must buy recycled and reusable products. The law (Public Resources Code section 42600(d) directs CIWMB to maintain a directory of RCP vendors which assists suppliers make potential consumers of RCP’s aware of their products and services, and aids purchasers in locating qualified RCP suppliers. The RCP also contains a section for California’s SABRC, a joint effort between the CIWMB and the Department of General Services (“DGS”) to implement state law (Public Contract Code section 12153 et seq. requiring state agencies to purchase products with recycled content. The law (PCC section 12205_ also requires state agencies to obtain the recycled-content certification. If a product in the RCP is listed as being SABRC-compliant, then state purchasers do not need to obtain separate recycled-content certification for that product. It complements the efforts of the Integrated Waste Management Act (AB 939, Sher, Chapter 1095, Statutes of 1989), which was enacted the amount of waste going to California’s landfills.

Florida Power & Light’s (NYSE:FPL) BuildSmart® Program certified the ACTech® Panel structural insulated panel home under its energy conservation minded program. The BuildSmart® homes are inspected and approved by FPL representatives who are accredited by the State of Florida Department of Community Affairs to rate energy efficiency.

The Company’s product, the ACTech® Panel, qualifies under LEED (Leadership in Energy Efficient Design), Florida Green Building Coalition, and Energy Star.

Purchasing a pre-engineered house has competitive strength in that it maintains the ability to take projects from concept to occupancy, to provide designed kit solutions, to provide buildings specifically tailored to location and climate, and to provide low cost housing solutions for the developing world or for areas ravaged by storms or other natural disasters quickly, with minimal permitting issues, and consistency. This one stop full service line of comprehensive building solutions differentiates ACCY within the marketplace.

Expertise— The Company believes that our knowledge of our products, technology and applications expertise provides us with a competitive advantage over others in the industry. Customer requirements are supported by engineered design - build solutions where required.

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

The United States and foreign countries’ construction related markets have many competitors, from small to major corporations. The difference between our Company and the vast majority of these other builders is the use of the ACTech® Panel, a superior structural insulated panel supported by independent testing and certifications, allowing the end user to have an option to build a better structure.

Market

The business of providing construction solutions is guided by the economy overall but, certain segments continue to flourish while others are on a downturn. As our Company strategically propels into the international housing industry, we should not be hampered by the economic downturn of the housing market in the United States. In 2007, we witnessed a growth in our commercial development opportunities during the slowdown of educational facility construction.

As the population becomes more mobile, the demand for relocate-able buildings is increasing. The use of the ACTech® Panel System in modular construction provides unique opportunities in the housing and commercial market segments. Schools built with our product can be relocated to a different area as the population shifts. The housing industry has been unable to provide a livable solution to mobile homes that offer security, energy efficiencies, and disaster resistance until recently. Our product provides such a solution.

Sales

We offer comprehensive building solutions using the ACTech® Panel to builders, developers and end users that are cognizant of the advantages of building with a SIP product that is superior to the standard conventional building with “sticks and bricks”. After the devastation in Florida in 2004 due to the multiple hurricanes and the subsequent slow Katrina rebuilding efforts, the public wants a better product that addresses rebuilding time costs to the end user in both lost revenues and inconveniences. Their goal is to build a structure that will withstand the adverse weather that can affect the coastal areas.

In the Katrina disaster area, the Company defined a need for modular housing solutions for temporary worker housing and began an extensive marketing effort resulting in sales of units both designed and engineered to the needs of the customer. As a result of these sales and marketing efforts, the Company entered into a long-term, multiple unit agreement in the fourth quarter of 2006 to supply modular worker housing kits to a local builder and developer in the Katrina ravaged area.

In addition to identifying a need for modular housing kits, the Company also identified a need for affordable housing kits in the disaster areas of Mississippi and Louisiana. This need was addressed by the Company and several plans were designed and engineered to include housing plans in the 1,000 to 1,200 square foot size range. These plans will be implemented into a website portal where people may shop online for the house of their choice. The product will be shipped according to schedule along with approved architectural and engineered stamped drawings for permitting purposes.

It is the belief of management that additional revenue will be earned in 2008, specifically in regard to modular building kits, affordable housing kits, and other types of comprehensive building solutions which will allow for further product and customer diversification.

ANCILLARY SERVICES

ARCHITECTURAL AND ENGINEERING DESIGNS

Description

The Company provides architectural and engineering solutions for the 48 continental United States. Through various sales channels, the Company contracts with the customer for the design of their project(s). We assist the customer in all licensing and permitting issues and work directly with federal, state, and local government authorities ensuring rapid licensing of the project.

Competitive Strengths

The Company does not market its design services independently of the ACTech® Panel System. The Company’s success rate in bidding for projects that are designed by others is typically 5% to 10%, while it increases to more than 95% when we design the project. Our design team has full knowledge and understanding of the benefits and limitations of the ACTech® Panel System and design according to its strengths, reducing overall costs and improving strength, durability, and energy efficiencies.

Market

The Company only markets its design services for projects that incorporate the ACTech® Panel System. The Company does not market the services to outside markets, but is a direct sale generated through the ACTech® Panel sales process. Therefore, the Company spends no dollars on marketing its architectural and engineering services.

Sales

The Company entered into its first design contract in October 2007. The Company continues to see growth opportunities in this arena, while it is treated more as an ancillary service than a stand alone function.

CONSULTING SERVICES

Description

The Company provides consulting solutions to international customers, politicians, “green” builders, and our customers as required. In addition, the Company provides consulting services to other industry related products that would provide additional benefits to our product in the market place.

Competitive Strengths

Current management has been identified as pioneers in the industry of “green” building technologies. Our management’s expertise has led to presentations at the United Nations in New York, noted as key speakers to environmental conventions, and acknowledgement by its peers as experts in the market.

Companies that are looking to launch a product into the “green” building markets are better capable of doing so when associated with an accepted product already in the marketplace. This was a key factor in the Company entering into a Joint Venture with Atlan International Holding, Inc., for the development of the Solar 18 ACTech® Panel.

Market

The Company has currently entered into one research and development contract that will enhance the ACTech® Panel System or provide additional products utilizing our technology. In addition, the Company is working with several international companies to incorporate our product in low-income housing project designs. The Company does not provide consulting services outside its current realm of expertise, and only in conjunction with current projects it desires to contract, or with products it intends to develop. The Company does not finance marketing of its consulting services.

Sales

The Company entered into an agreement in November 2007 with Atlan International Holdings, Inc. (“Atlan”) for the research, design, and development of the Solar 18 ACTech® Panel.  As part of the agreement, the Company recognized a $2 million right of participation fee for establishing a joint venture with Atlan and the Company.  The Company is owed this fee regardless of the outcome of the joint venture program.  As part of the joint venture, the Company and Atlan will design, develop, and manufacture a solar panel utilizing the ACTech® Panel.  In exchange for 80% ownership of the joint venture, the Company will provide the appropriate equipment and manufacturing facility, while Atlan will provide the design and engineering.  The Company will recognize 100% of the revenue of this joint venture through the ownership by ACCY and ACCS. Atlan will be a minority shareholder.

As a strategic alignment with the Company’s philosophy to acquire “green” technologies, the Company has reserved the right as part of the transaction, to convert its receivable ($1 million classified as accounts receivable and $1 million classified as a long-term receivable) into preferred stock of Atlan, at its sole discretion.  In the event the Company elects not to convert its receivable into a preferred status with Atlan, the receivable is expected to be collected over a 12 month period beginning June 2008; however, Atlan reserves the right to pay in full earlier at its sole discretion.  Atlan has recently entered into an agreement for the design, development, construction, and operation of a solar plant in Sicily, Italy.  The Company will evaluate the opportunity periodically to determine the ability to justify an equity position and the potential for a greater profit with a preferred conversion.  If Atlan could not satisfy their financial obligation to the Company, the Company has the authority to take a more active role in making Atlan a successful company in fulfilling its contracts thereby further assuring the collectibility of its obligations to the Company.

DEVELOPMENT DIVISION

Description

The Company Development Division constructs commercial buildings, modular buildings, and houses according to plans supplied by the customer, or act as a design / build firm taking the customer from concept to full turnkey occupancy, typically utilizing the ACTech® Panel. The Company has experienced project managers who can take single buildings or entire projects from infancy to occupancy for those customers who desire to have a comprehensive building solution without their actual day-to-day involvement.

Competitive Strengths

The Company has competitive strength in that it maintains the ability to take projects from concept to occupancy, to provide architectural and engineering designs for the construction of commercial and residential buildings. This one stop full service line of comprehensive building solutions differentiates the Company within the marketplace.

Market

The Company maintains construction arms in Newnan, Georgia; Cleveland, Tennessee; and Bradenton, Florida. Each of these markets continues to see growth, even during this current time of economic downturn. The Company has licensed General Contractors on staff whom build residential and commercial structures in Georgia, Florida, Tennessee, Alabama, Mississippi, North Carolina, South Carolina, and Louisiana. The Company utilizes architects and engineers who are qualified in all 48 continental states.

Sales

ACI has purchased 23.7 acres in Cleveland, Tennessee where it has developed the land for the building of 59 residential lots. The Company has currently built 19 homes in the Southern Oaks Subdivision.

The Company has flourished in the “green” conscious counties of DeSoto and Manatee, Florida. ACR continues to provide housing structures, remodels, and commercial buildings. ACR is qualified as a Florida State Housing Initiative Program (“SHIP”) certified builder and continues to receive government contracts as part of the rebuilding effort caused by the Category 5 Hurricane Charlie in August 2004.

Competition

The Company continues to compete for construction work with many different builders. While a downturn in the economy has caused several companies to cease operations, our Company continues to receive contracts for development projects. The construction industry in the United States alone is more than $1 trillion annually of which approximately 50% is residential. Approximately 2% of the residential market utilizes structural insulated panels in its construction. This industry is projected to grow 60% per year over the next five years. In addition, there has been a shift with corporate America to build “green”. According to McGraw Hill, 89% of corporate America will convert 19% of their portfolios into “green” structures. Therefore, the potential for growth, even with strong competition, with effective marketing indirectly assists the Company in educating the public, and increasing sales opportunities.

PRODUCT HIGHLIGHTS

The following table shows the revenue components, percentage of total revenues for the segments in which management reports and monitors financial performance; to include manufacturing, ancillary services, development, and corporate for the past two years.

Product Highlights (dollar amounts in thousands)	Year Ended December 31,
	2007	2006
Manufacturing of Structural Insulated Panels
ACTech® Panel Revenue (1)	$3,355	$5,436
Related Components Revenue	561	600
Total Structural Insulated Panels Related Revenues	$3,916	$6,036
Percentage of Total Revenues (2)	28.0%	64.8%
Gross Margin on Manufacturing of Structural Insulated Panels Revenues (1) (3) (4)	27.7%	17.3%

Commercial / Residential Development

Development Revenue	$7,294	$3,024
Percentage of Total Revenues	56.3%	35.0%
Gross Margin on Development Revenues	9.8%	8.4%

Ancillary Services
Ancillary Services Revenues	$2,035	$13
Percentage of Total Revenues	15.7%	0.2%
Gross Margin on Ancillary Services Revenues	74.7%	0.0%
Total Revenues (1)	$12,960	$8,634

(1)	Includes intercompany revenue (ACMT) and applicable cost of goods sold (ACP) eliminated in consolidations, of $284,909 in 2007 and $438,685 in 2006.
(2)	Reflects the deduction for intercompany revenue to ACP (see (1)).
(3)	Reflects obsolete inventory write-offs in the 4th quarter of 2006.
(4)
Certain manufacturing equipment for the ACTech® Panel and the applicable depreciation is recorded on the parent company's books (in 2006 only) due to the method of the acquisition of ACMT. $139K of depreciation expense for 2006 is recorded on ACCY's books and the impact on the gross margin is reflected in this analysis.

Item 1A. Risk Factors

The following important factors among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-K or presented elsewhere by management from time to time.

RISKS RELATED TO OUR BUSINESS

If the Company is unable to raise equity capital or negotiate favorable terms with its current convertible debt holders it may be unable to achieve its 2008 objectives.

We incurred substantial growth for the year ended December 31, 2007 and have projected considerable growth in 2008. The Company has pledged all of its assets to the current convertible debt holders and because of this have subsequently restricted the Company’s ability to secure additional financing. Typical manufacturing companies rely heavily on debt to finance growth through inventory financing, purchase order financing, equipment financing, and factoring of receivables, which is currently unavailable to the Company. With the expected growth rate, the Company will require additional capital to meet its projections. In the event the Company is unable to successfully raise the necessary capital it may fail to reach targeted sales or overextend the Company’s obligations or ability to pay. There is no guarantee that we will succeed in obtaining additional financing, or if available, that it will be on terms favorable to us. The debentures issued in the debt financing in June 2007, are secured by all of our assets. Certain debentures are convertible into common stock, at a fixed price of $4.00 per share; however, until the debentures are paid in full or converted into common stock, all of the Company’s assets have been proffered as collateral. The maturity date of the debentures is June 30, 2009. The debentures bear an interest rate of 10% per year. If we become in default of the payment terms or other provisions of the debentures, there is no assurance that we will able to successfully negotiate new terms favorable to us. In that event, the lenders may elect to accelerate the payment terms and may exercise their right against the collateral.

If the price of raw materials increases or its availability decreases, it may create a reduction in our capability to produce our product, or increase in the retail panel price making us uncompetitive with conventional building.

The key components to our product are steel and foam. Steel is a commodity product; therefore the Company continues to seek various suppliers to provide sufficient source and pricing to meet our production schedule and pricing points. In the current market, steel and foam, the key ingredients in our product, rise and fall in cost, which could affect our abilities to procure enough raw materials based on cash and credit availability to produce enough products to meet demand and sell finished products at a profit. With an increase in raw material pricing, which often fluctuates because of availability, natural disasters, and force majeure, the Company may not maintain adequate cash to procure raw materials to meet current demand and expanded growth. As additional funding is required in the future, obtaining such financing is at the sole discretion of numerous third party financial institutions. Therefore, the Company cannot predict its ability to obtain future financing or the specific terms associated with such agreements. As such, the Company would be required to adjust production schedules based on cash availability and market pricing for its finished products which could therefore reduce production and limit its sales growth potential. In the event the Company elects to pass on these increases to its customers we may not be able to compete with conventional building. The Company experienced a 25% cost increase to spot-bid steel pricing in 2007 while maintaining a successful profit ratio.

If we are unable to protect our intellectual property, while maintaining a “first to market” status, will increase competition and competitive pricing that may have an impact on our future growth.

We rely significantly on the protections afforded by patent and trademark registrations that we routinely seek from the United States Patent and Trademark Office (USPTO) and from similar agencies in foreign countries. We cannot be certain that any patent or trademark application that is filed will be approved by the USPTO or other foreign agencies. In addition, we cannot be certain that we will be able to successfully defend any trademark, trade name or patent that we hold against claims from, or use by, competitors or other third parties. Our future success will depend on our ability to prevent others from infringing on our proprietary rights, as well as our ability to operate without infringing upon the proprietary rights of others. We may be required at times to take legal action to protect our proprietary rights and, despite our best efforts, we may be sued for infringing on the patent rights of others. Patent litigation is costly and, even if we prevail, the cost of such litigation could adversely affect our financial condition. If we do not prevail, in addition to any damages we might have to pay, we could be required to stop the infringing activity or obtain a license. We cannot be certain that any required license would be available on acceptable terms, or at all. If we fail to obtain a license, our business might be materially adversely affected. In addition to seeking patent protection, we rely upon a combination of non-disclosure agreements, other contractual restrictions and trade secrecy laws to protect proprietary information. There can be no assurance that these steps will be adequate to prevent misappropriation of our proprietary information or that our competitors will not independently develop technology or trade secrets that compete with our proprietary information.

With only one manufacturing facility and one production line, the Company could lose substantial revenue due to down time if the equipment is damaged and/or the plant suffers from a natural disaster.

The Company relies on one production line to manufacture its products. While a supply of most replacement parts is maintained and regularly scheduled maintenance conducted, the Company has the risk of shutting down if a key processing line component fails. In the third quarter of 2007, the facility was struck by lightning which caused a three week delay in production while waiting on a specific component to be manufactured in California. This delay adversely affected revenues for the third quarter of 2007. The component was a minor component, but the time to manufacture a new one was considerable. To replace the entire proprietary equipment line could take six to nine months, or longer, to design, assemble and have operational. The Company protects its patented process of continuous line manufacturing and as such will not allow a subcontractor to manufacture the ACTech® Panel unless it was in a plant designed and built by the Company.

Our facilities, manufacturing equipment and distribution systems may be subject to catastrophic loss due to fire, flood, hurricane, tornado, earthquake, terrorism or other natural or man-made disasters. Our corporate office in Florida is located in an area subject to hurricanes and other tropical storms. We believe our insurance policies are adequate with the appropriate limits and deductibles to mitigate the potential loss exposure of our business. We do not have financial reserves for policy deductibles and we do have exclusions under our insurance policies that are customary for our industry, including earthquakes, flood and terrorism. If any of our facilities or a significant amount of our manufacturing equipment were to experience a catastrophic loss, it could disrupt our operations, delay orders, shipments and revenue recognition and result in expenses to repair or replace the damaged manufacturing equipment and facilities not covered by insurance.

The Company has entered into indemnification agreements with the officers and directors and we may be required to indemnify our Directors and Officers, and if the claim is greater than $1,000,000, it may create significant losses for the Company.

We have authority under Section 607.0850 of the Florida Business Corporation Act to indemnify our directors and officers to the extent provided in that statute. Our Articles of Incorporation require the Company to indemnify each of our directors and officers against liabilities imposed upon them (including reasonable amounts paid in settlement) and expenses incurred by them in connection with any claim made against them or any action, suit or proceeding to which they may be a party by reason of their being or having been a director or officer of the company. We maintain officer's and director's liability insurance coverage with limits of liability of $1,000,000. Consequently, if such judgment exceeds the coverage under the policy, the Company may be forced to pay such difference. We have entered into indemnification agreements with each of our officers and directors containing provisions that may require us, among other things, to indemnify our officers and directors against certain liabilities that may arise by reason of their status or service as officers or directors (other than liabilities arising from willful misconduct of a culpable nature) and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. Management believes that such indemnification provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers. We are subject to claims arising from disputes with employees, vendors and other third parties in the normal course of business. These risks may be difficult to assess or quantify and their existence and magnitude may remain unknown for substantial periods of time. If the plaintiffs in any suits against us were to successfully prosecute their claims, or if we were to settle such suits by making significant payments to the plaintiffs, our operating results and financial condition would be harmed. In addition, our organizational documents require us to indemnify our senior executives to the maximum extent permitted by Florida law. If our senior executives were named in any lawsuit, our indemnification obligations could magnify the costs of these suits.

We may acquire other businesses that have a strategic alliance with our goals and positioning which will create dilution to our shareholders and additional cash requirements we cannot meet.

The Company has acquired three businesses in 2007 and will continue to seek complementary businesses to acquire in 2008. Two of the businesses (ACI and ACR) acquired in 2007 created dilution of the company shareholders, but have brought considerable opportunities to the company business. With this additional business, the Company has struggled with meeting its cash flow requirements. The typical companies acquired are young companies with considerable contracts they are unable to fulfill or cash flow themselves. Coupled with our need for increased raw materials, to add on these contracts, and the cash flow needs of the acquired business, the Company will need to look to equity and debt resources to fulfill its obligations.

Future changes in financial accounting standards and other applicable regulations by various governmental regulatory agencies may cause lower than expected operating results and affect our reported results of operations.

Changes in accounting standards and their application may have a significant effect on our reported results on a going forward basis and may also affect the recording and disclosure of previously reported transactions. New standards have occurred and will continue to occur in the future. For example, in December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), as amended, “Share Based Payment” (“SFAS No. 123R”), which requires us to expense stock options at fair value effective January 1, 2006. Under SFAS No. 123R, the recognition of compensation expense for the fair value of stock options reduces our reported net income and net income per share subsequent to implementation; however, this accounting change will not have any impact on the cash flows of our business. Under the prior rules, expensing of the fair value of the stock options was not required and therefore, no compensation expense for stock options was included in reported net income and net income per share in fiscal 2006. The Company issued 100,000 shares of stock options in fiscal 2007, recognizing $24,150 of compensation expense. Any future issuances of stock options, in addition to the fiscal 2006 issuances, will cause additional compensation expense to be recognized.

The Sarbanes-Oxley Act of 2002 and various new rules subsequently implemented by the Securities and Exchange Commission (“SEC”) and the NASDAQ National Market have imposed additional reporting and corporate governance practices on public companies. Since adoption of these regulations, our legal, accounting and financial compliance costs have increased and a significant portion of management’s time has been diverted to comply with these rules. We expect these additional costs and the diversion of management’s time to continue and to the extent additional rules and regulations are adopted, the diversion or addition of resources may potentially increase over time, with respect to these legal initiatives.

In addition, if we do not adequately continue to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in the future, we may not be able to accurately report our financial results or prevent error or fraud, which may result in sanctions or investigation by regulatory authorities, such as the SEC. Any such action could harm our business, financial results or investors’ confidence in our company, and could cause our stock price to fall.

The nature of our businesses exposes us to the risk of litigation and liability under environmental, health and safety and product liability laws.

Certain aspects of our businesses involve risks of liability. In general, litigation in our industry, including class actions that seek substantial damages, arises with increasing frequency. Claims may be asserted under environmental, labor, health and safety or product liability laws. Litigation is invariably expensive, regardless of the merit of the plaintiffs’ claims. We may be named as a defendant in the future, and there can be no assurance that regardless of the merit of such claims, we will not be required to make substantial settlement payments in the future.

If we do not effectively manage our credit risk or collect on our accounts receivable, it could have a material adverse effect on our operating results.

We generally sell to qualified customers on a 30-day payment term; however, our average collection time is 49 days. We perform credit evaluation procedures on our customers on each transaction and require security deposits or other forms of security from our customers when a significant credit risk is identified. The Company expects to begin offering terms on purchases in an effort to increase sales. As the Company exposes itself to greater risks we will have to further evaluate accounts receivable and increase our reserves for bad debt, as applicable.

In 2006, the Company wrote off a substantial amount of aged accounts receivable. The Company has implemented a policy of filing Notice to Owners (“NTO”) on each property in which it produces product for to alleviate the inability to collect. However, if a customer fails to pay, there could be considerable time between the need to pay our vendors and the receipt of our final payment. ACP maintains more than $150,000 in immediate payables on a contract in which it is owed $254,000 and may be required to use legal remedies to collect. Failure to manage our credit risk and receive timely payments on our customer accounts receivable may result in the write-off of customer receivables. If we are not able to manage credit risk issues, or if a large number of customers should have financial difficulties at the same time, our credit losses would increase above historical levels. If this should occur, our results of operations may be materially and adversely affected.

Failure by third parties to supply our raw materials or deliver our product to our specifications or on a timely basis may harm our reputation and financial condition.

We are dependent on third parties to provide steel, foam, and other building materials even though we are able to purchase products from a variety of third-party suppliers. In the future, we may be limited as to the number of third-party suppliers for some of our products. Currently, we do not have any long-term purchase contracts with any third-party supplier. In the future, we may not be able to negotiate arrangements with these third parties on acceptable terms, if at all. If we cannot negotiate arrangements with these third parties to provide our raw materials to our specifications or in a timely manner, our reputation and financial condition could be harmed. In addition, specific requirements exist for delivery of raw materials that can cause significant damage and delays if not properly serviced during the transportation. While financial cost is insured by the carrier, lost time and reputation may suffer decreasing customer satisfaction and thwarting future sales.

If we are not able to anticipate and mitigate the risks associated with operating internationally, as planned, there could be a material adverse effect on our operating results.

Currently, we have no significant revenue derived from foreign interests. The Company is projecting significant international growth in 2008 in various construction segments including commercial, affordable housing, military, and education. The Company is currently negotiating in more than ten different countries and has made an impact in the international communities through its various United Nations invitations to present our products and solutions. Over time, we anticipate the amount of international business may increase significantly if our focus on international market opportunities continues. Doing business in foreign countries does subject the Company to additional risks, any of which may adversely impact our future operating results, including:

•	international political, economic and legal conditions including tariffs and trade barriers;

•	our ability to comply with customs, import/export and other trade compliance regulations of the countries in which we do business, together with any unexpected changes in such regulations;

•	difficulties in attracting and retaining staff and business partners to operate internationally;

•	language and cultural barriers;

•	seasonal reductions in business activities in the countries where our international customers are; located;

•	integration of foreign operations; and

•	potential adverse tax consequences.

•	potential foreign currency fluctuations.

SPECIFIC RISKS RELATED TO OUR MANUFACTURING OF STRUCTURAL INSULATED PANELS

Continued decline in school operations maintenance funding; and new facility funding in the state of Florida could cause the demand for our ACTech® Panel to decline, which could result in a reduction in our revenues and profitability.

For two consecutive years, sales of our SIPs to contractors building modular portable classrooms for the Florida public school districts for use as portable classrooms, restroom buildings, and administrative offices for kindergarten through grade twelve has declined. Funding for public school facilities is derived from a variety of sources including the passage of both statewide and local facility bond measures, developer fees and various taxes levied to support school operating budgets. Many of these funding sources are subject to financial and political considerations, which vary from district to district and are not tied to demand. Historically, we have benefited from the passage of facility bond measures and believe these are essential to our business. While all forecast reports believe 2008 to be a substantial year in the school facility market, there is no guarantee that this business sector will return to its historical 2005 levels.

To the extent public school districts’ funding is reduced for the rental and purchase of modular facilities, our business could be harmed and our results of operations negatively impacted. We believe that interruptions or delays in the passage of facility bond measures, changes in legislative or educational policies at either the state or local level including the contraction or elimination of class size reduction programs, a lack or insufficient amount of fiscal funding, a significant reduction of funding to public schools, or changes negatively impacting enrollment may reduce the rental and sale demand for our educational products and result in lower revenues and profitability.

A significant reduction of construction due to economic downturns, population growth variations and/or other definable effects on the construction industry could cause the demand for our construction solutions to decline, which could result in a reduction in our revenues and profitability.

The US Market has magnified the housing market crisis to disproportionate levels. As such, the housing market has created a negative spin on all construction and related product suppliers, even though the commercial market and “green” building market has witnessed considerable and consistent growth. While less than 25% of our Company’s SIP business is in the housing market, this negative spin has created indecisiveness within our customers which has hampered our growth.

The US Market is projecting a 60% growth in “green” building materials and the Structural Insulated Panel Association (SIPA) is projecting an increase from 1.5% to 5% of all housing to be built with SIPs within the next five years. To the contrary, the US Market is projecting a slowdown in commercial construction in 2008, but is expecting a massive influx of school related contracts, while the housing market continues to struggle. Each of these trends, forecasts, and potential markets will have a direct impact on our success and failures. The Company’s inability to recognize which information is correct, and utilize this information to develop a roadmap for future success could impede our ability to increase profits.

Public policies that create demand for our products and services may change, stall in Congress or State Legislation reducing leverage to enforce change thereby decreasing sales.

Florida has passed legislation to limit the number of students that may be grouped in a single classroom for certain grade levels. School districts with class sizes in excess of these limits have been and continue to be a significant source of demand for modular classrooms using the ACTech® Panel. The educational priorities and policies were stalled in 2007, therefore demand for our products and services declined. While legislation still dictates the need for additional modular classrooms, and with the ACTech® Panel System featured in more than 1,300 modular facilities within the state of Florida, we may not experience the historical growth levels of 2005; therefore, we may not grow as quickly as or reach the levels that we anticipate.

Similar to conventionally constructed buildings, the modular building industry, including the manufacturers and lessors of portable classrooms, are subject to evolving regulations by multiple governmental agencies at the federal, state and local level. This oversight includes but is not limited to governing code bodies, environmental, health, safety and transportation. Failure by our customers to comply with these laws or regulations could impact our business. Compliance with building codes and regulations have always entailed a certain amount of risk as municipalities do not necessarily interpret these building codes and regulations in a consistent manner, particularly where applicable regulations may be unclear and subject to interpretation. Many aspects of the construction and modular building industry have developed “best practices” which are constantly evolving.

The inability to get our product and services listed as a mandated “Green Product”, such as the State of Florida Climate Action Team Approved Green Building Product Listing, may limit opportunities for growth or restrict access to certain states.

With 22 states and Washington, D.C. currently enforcing “Green Laws”, laws that define the use of “green” building materials, and many other states considering the passage of “Green Laws”, our inability to get our product listed as an approved “Green Product” in each state may restrict growth for some government contracts. Three states (Connecticut, Wisconsin and Illinois) have set up commissions to draft “green” building legislation and regulations. Four states (Nevada, New Mexico, Virginia, and Maryland) and Washington, D.C. require state and/or state-funded buildings to be built to a “green” building standard and offer incentives for compliance. Eleven states (Washington, California, Arizona, Colorado, Maine, Massachusetts, Rhode Island, New Jersey, South Carolina, Michigan, and Florida) require state-funded public and educational building to be built to the “green” standard.

We face strong competition in our structural insulated panel markets on a region-by-region basis which may provide resistance to the Company’s ability to become a national leader in structural insulated panels manufacturing.

The structural insulated panel industry is fragmented and highly competitive in our states of operation and we project it to remain the same. We compete with three types of competitors; (i) conventional builders, (ii) wood-based SIP manufacturers, and (iii) other steel-skin SIP manufacturers. As the housing market has dwindled, many conventional builders are attempting to enter into the commercial marketplace; thus creating increased competition for use of our product. As more and more people decide to use alternative methods of construction, the SIP industry is poised to gain significant growth in this market. The boom has been projected for years by industry experts. As such, many wood-based SIP manufacturers have been gearing up for the growth opportunities creating an influx of potential candidates to compete with for new building styles. The competitive market in which we operate may prevent us from raising sales prices to pass any increased costs on to our customers. We compete on the basis of a number of factors, quality, price, service, reliability, appearance, functionality, and delivery times. We believe we may experience pricing pressures in our areas of operation in the future as some of our competitors seek to obtain market share by reducing prices.

In the event a defect were to arise from our manufacturing of the ACTech® Panel, our warranty costs would increase and could cause the Company to go into bankruptcy.

Sales of structural insulated panels are typically covered by warranties. We provide a one year warranty on the ACTech® Panel. Historically, our warranty costs have not been significant, and we monitor the quality of our products closely. If a defect were to arise in the manufacturing of our structural insulated panel at our facility, we may experience increased warranty claims. Such claims could disrupt our sales operations, damage our reputation and require costly repairs or other remedies, negatively impacting revenues, costs, and operating income, even to the point, if the defects were universal, a complete shutdown of the operation and a need to file for protection under bankruptcy laws.

SPECIFIC RISKS RELATED TO OUR DEVELOPMENT BUSINESS

Economics and cyclical downturns in the construction industry may result in periods of low demand for our services resulting in the reduction of our operating results and cash flows.

The Company currently owns three development division subsidiaries located in Newnan, Georgia, Cleveland, Tennessee, and Bradenton, Florida. The revenues are derived from providing construction solutions to a broad range of companies, developers and individuals. Historically, the construction industry has been cyclical and has experienced periodic downturns, which have a material adverse impact on the industry’s demand for construction. The Company is currently developing a 59 home subdivision in Cleveland, Tennessee. If the Company does not sell these homes as they are built, it will directly impact our cash flow and profitability.

In addition, the severity and length of any downturn on an industry may also affect overall access to capital, which could adversely affect our customers. During periods of reduced and declining demand for construction material and/or solutions, we are exposed to additional risk from reduced revenue and may need to rapidly align our cost structure with prevailing market conditions while at the same time motivating and retaining key employees. While the market demand for construction related products and/or solutions in a significant portion of the areas in our focus, especially with the devastation due to hurricanes in Florida and Louisiana in 2004 and 2005, respectively, no assurance can be given regarding the length or extent of the recovery, and no assurance can be given that our rates, operating results and cash flows will not be adversely impacted by the reversal of any current trends or any future downturns or slowdowns in the rate of capital investment in this industry.

Significant increases in construction supplies, subcontractors and labor costs could increase our cost of construction, which would increase our cost of goods sold and reduce our profitability.

We incur labor costs, purchase construction supplies, and employ subcontractors. Generally, increases in labor, construction supplies, and subcontractors will also increase the cost of our structure. During periods of rising prices for labor, construction supplies or subcontractor services, and in particular, when the prices increase rapidly or to levels significantly higher than normal, we may incur significant increases and incur higher cost of goods sold that we may not be able to recoup from our customers, which would reduce our profitability.

SPECIFIC RISKS RELATED TO OUR ANCILLARY SERVICES

Company management may choose to acquire strategic alliances and/or partners which may create long-term beneficial growth but would adversely affect short-term gains.

The Company projects strategic alliances, joint ventures, and acquisition candidates in the “green” and “clean tech” industries. Through these alliances, the Company has the opportunity to provide various consulting services which promotes revenue and furthers the Company’s message of operating in the “green” world. Company management will determine at the appropriate times whether these alliances are beneficial to remain a third party or to be acquired, either wholly or partially.

The Company relies partially on outside consultants for architectural and engineering services that may put the Company at further risk and liability.

The Company requires its professional consultants to provide certification and license documentation to include named insurance from claims. As the Company is the contracted entity it faces additional liability that it may have to defend in the event of a faulty design.

Item 1B. Unresolved Staff Comments

On September 25, 2007, we received a comment letter from the Staff of the SEC’s Division of Corporation Finance. The comments from the Staff were issued with respect to its review of (i) our Registration Statement on Forms S-1 (File No. 333-145718) filed with the SEC on August 27, 2007 in conjunction with our June 2007 debenture private placement, (ii) our Form 10-K for the year ended December 31, 2006 filed on April 10, 2007 (File No. 33-128191) and (iii) our Forms 10-Q for the quarters ended June 30, 2007 and March 31, 2007, filed on August 2, 2007 and May 10, 2007 respectively (File No. 333-128191). The Staff comments related to the adequacy of disclosures relating to cover page, Item 5, Market for Registrant’s Common Equity and Related Shareholder Matters, Item 10, Executive Compensation, and Item 12, Certain Relationships and Related Transactions in the Form 10-K and Item 3, Controls and Procedures in the Forms 10-Q. On November 16, 2007 and November 19, 2007, we filed amendments to our previously filed Form 10-K and Forms 10Qs providing additional disclosures in response to the Staff comments.

Item 2. Properties

The Company’s principal executive offices are located at 2910 Bush Drive, Melbourne, Florida. This leased office space is used by the Company’s executive management team as well as the administrative staff. It has a five year lease at $4,000 per month with two renewable five year options.

The Company’s manufacturing facility for ACMT is located 1033 Lake Street, Bolivar, Tennessee. The property consists of approximately 10 acres of real estate including a 154,000 square foot structure of usable space. The structure is utilized for the manufacturing of the ACTech® Panel. The Company owns this property.

ACP is located at 1485 Highway 34 East, Suite A-1, Newnan, Georgia. It has entered into a three-year lease expiring June 2009 for the property at a rate of $900 per month for a 1,413 square foot office. Subsequently, in an effort to reduce overhead, the Company has vacated the facility and currently operates its ACP function from the corporate headquarters in Melbourne, Florida.

ACI is located at 3106 North Ocoee Street, Cleveland, TN. It has a lease for a 900 square foot office for $575 per month expiring May 2008.

ACR utilizes mobile offices and uses the executive office for its administration.

ACI owns 23.7 acres of land located at 5318 Dalton Pike, Cleveland, Tennessee. The land has been approved for development of commercial and residential housing.

The following table sets forth for each property the total acres, square footage of office space, square footage of operations space and total square footage and acreage (for owned property) at December 31, 2007.

	Total	Square Footage
	Acres	Office	Operations	Total

Corporate Offices
1 Melbourne, Florida		5,168		5,168
2 Newnan, Georgia		1,413		1,413
3 Cleveland, Tennessee		900		900

Manufacturing Facility
4 Bolivar, Tennessee	9.628	6,795	147,209	154,004

Development
4 Cleveland, Tennessee	23.7

1	This office is leased through May 31, 2012.
2	This office was vacated in the first quarter of 2008.
3	This office is leased through June 30, 2008.
4	This facility and land is owned by the Company.

The Company believes that the current facilities are suitable for its current needs.

Item 3. Legal Proceedings

On October 2, 2006, the Company was named in a lawsuit captioned New Millennium Enterprises, LLC and Phoenixsurf.com, LLC v. Michael W. Hawkins, et. al. U.S. District Court, Middle District of Georgia, 3: 06-CV-84 (CDC). The lawsuit alleges violations of the Georgia Securities Act, Georgia Fair Business Practices Act, Federal Securities laws and certain other unspecified laws in connection with the investment by Plaintiffs of $500,000 in Series C Preferred Stock and $75,000 in a Convertible Promissory Note in the Company and seeks rescission of these investments. Plaintiffs amended their complaint on April 11, 2007. The Company filed an answer to the amended complaint denying all essential allegations of the complaint and asserting affirmative defenses showing why the plaintiffs are not entitled to the relief sought. In addition, the Company filed Counterclaims against the Plaintiffs and Third Party claims against individual officers and directors of Plaintiff, alleging a malicious interference with the Company’s business and business relations, conspiracy to interfere with our business, libel and slander, and violation of rights under Title IX of the Organized Crime Control Act of 1970 as amended. The Parties are to establish a consolidated plan of discovery in 2008. The Company believes it has meritorious defenses to the claims and intends to vigorously defend this lawsuit and to pursue its counterclaims.

On January 30, 2008, subsequent to the date of this report, the Company was named in a lawsuit captioned Kelco Metals, Inc. v. Alternative Construction Technologies, Inc., Circuit Court of Cook County Illinois, 2008L001092. The lawsuit alleges breach of contract in the amount of $109,197. The Company entered into an agreement to acquire metal which was to have been sent to a third party, Precoat Metal Division, for the metal to be galvanized. The Company is on thirty day payment terms. Kelco Metals, Inc. (“Kelco”) demanded payment prior to shipping to the Company and held up the metal at Precoat Metal, Inc. The Company elected not to pay for the metal as the demand for prepayment is contradiction to the payment terms. The Company has meritorious defenses to the lawsuit and has informed Kelco that upon delivery of the product in compliance with the terms of the contract, they will be paid in accordance with the contract terms.

Item 4. Submission of Matters to a Vote of Securities Holders

On July 27, 2007, the shareholders of the Company, with a majority vote passing, changed the name of the Company and its subsidiaries as follows:

Alternative Construction Technologies, Inc., formerly known as Alternative Construction Company, Inc.
Alternative Construction Manufacturing of Tennessee, Inc., formerly known as Alternative Construction Technologies Corporation
Alternative Construction by ProSteel Builders, Inc., formerly known as ProSteel Builders Corporation
Alternative Construction by Ionian, Inc., formerly known as Ionian Construction, Inc.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Market Information

The Company’s common stock is traded on the NASDAQ OTC Bulletin Board under the symbol “ACCY.OB.” The Company has made application to the American Stock Exchange (“AMEX”) and has reserved the symbol “SIP”. In addition, the Company has reserved the symbol “SIPS” with the NASDAQ for a period of one year effective December 1, 2007. As of March 3, 2008, the Company’s common stock was held by approximately 550 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.

The Company’s shares commenced trading on April 3, 2007. The following table sets forth the high and low sales price per share for the common stock for each quarter since April 3, 2007, as reported on the NASDAQ OTC Bulletin Board.

	Sales
	High	Low
2007:
First Quarter	$-	$-
Second Quarter	$7.99	$3.50
Third Quarter	$8.25	$5.00
Fourth Quarter	$7.60	$4.50

Dividend Distributions

We have not historically and do not intend to distribute dividends to stockholders in the foreseeable future.

Securities authorized for issuance under equity compensation plans

The Company currently has a 2004 Stock Option Plan of which 4,000,000 shares are authorized for issuance. Under this plan, the Company has granted 2,100,000 options of which 500,000 have been forfeited and 1,150,000 exercised. There are currently 2,400,000 shares of common stock under the Plan that has not yet been issued.

Penny Stock

Our common stock is considered "penny stock" under the rules the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

•	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;
•
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;
•	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

•	bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules that require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Related Stockholder Matters

None

Purchase of Equity Securities

On May 16, 2007, the Company acquired the outstanding 2,010,000 shares of Series B preferred stock (conversion value of 4,020,000 shares of Common Stock) from Avante (1,060,000 shares) and GAMI (950,000 shares), at a reduced value of $2,000,000, approximately $.95 per share (if converted to common stock approximately $.4975 per share). At the date of the agreement, the calculated fair market value of the outstanding shares (average trading price) was $29,185,200. See Item 13. Certain Relationships and Related Transactions, and Director Independence for further discussion.

On May 16, 2007 the Company acquired 80% of the outstanding common stock of Ionian Construction, Inc., a Florida Corporation, in exchange for $800,000. The Company issued stock in lieu of cash for the acquisition.

On September 9, 2007 the Company acquired 100% of the outstanding membership units of Revels Construction, LLC, a Florida limited liability company, for the purchase price of $1,000,000. The Company issued stock in lieu of cash for the acquisition. Revels Construction, LLC was converted to a “C” corporation immediately following the acquisition.

On November 28, 2007 the Company acquired 100% of the outstanding stock of Modular Rental and Leasing Corporation, a Florida Corporation, for the purchase price of $100.

GAMI and Bruce Harmon, a Director of the Company, exercised 800,000 (on August 27, 2007) and 350,000 (250,000 on August 27, 2007 and 100,000 on December 20, 2007) options, respectively. In accordance with the 2004 Stock Option Plan, the Board of Directors approved both parties having a note receivable for the exercise values of $200,000 and $262,500, respectively, with a term of two years.

The Company has received $600,000 from warrant exercises subsequent to December 31, 2007 under two separate warrant conversions at a weighted average price of $3.55 per share. In addition, the Company converted $200,000 of senior secured debentures at $4.00 per share into equity (additional paid-in capital).

Item 6. Selected Financial Data.

The following table sets forth our selected financial data. The historical financial data for each of our fiscal years in the three periods ended December 31, 2007 are derived from our audited consolidated financial statements. All periods presented have been audited. This information should be read in conjunction with the consolidated financial statements included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the Twelve Months Ended December 31, 2007	For the Twelve Months Ended December 31, 2006	For the Period January 21, 2005 through December 31, 2005
Revenue, net	$12,960,008	$8,634,349	$9,528,984
Gross profit	$4,374,698	$1,303,540	$2,056,722
Income (loss) from operations	$2,199,575	$(1,725,618)	$(72,593)
Net income (loss)	$1,603,261	$(2,039,294)	$(318,177)
Net income (loss) per share:
Basic	$0.22	$(0.43)	$(0.02)
Diluted	$0.14	$(0.23)	$(0.02)

	December 31,
	2007	2006	2005

Current assets	$4,652,835	$1,112,363	$2,688,363
Current liabilities	$2,503,260	$1,790,284	$4,235,450
Total assets	$11,638,863	$4,226,052	$5,826,017
Long-term debt	$5,169,495	$1,021,289	$3,132,920
Stockholders' equity	$4,588,119	$1,960,066	$1,091,047

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate”, “expects”, “intends”, “plans”, “believes”, “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our financial statements and summary of selected financial data for Alternative Construction Technologies, Inc. Such discussion represents only the best present assessment from our Management.

DESCRIPTION OF COMPANY:

The Company is a management company that currently operates five wholly-owned subsidiaries, Alternative Construction Manufacturing of Tennessee, Inc., f/k/a Alternative Construction Technologies Corporation (“ACMT”), an entity, which manufactures the ACTech® Panel, Alternative Construction Design, Inc. (“ACD”), Alternative Construction Consulting Services, Inc. (“ACCS”), Modular Rental and Leasing Corporation (“MRL”), and Alternative Construction by Revels, Inc. (“ACR”), and three majority-owned subsidiaries, Alternative Construction Safe Rooms, Inc., f/k/a Universal Safe Structures, Inc. (“ACSR”), Alternative Construction by ProSteel Builders, Inc., f/k/a ProSteel Builders Corporation (“ACP”), and Alternative Construction by Ionian, Inc., f/k/a Ionian Construction, Inc. (“ACI”). ACSR is a seller of the patented Universal Safe Room™, ACP is a general contractor offering building solutions utilizing the ACTech® Panel System in Louisiana, Mississippi and Georgia, ACI is a residential developer using the ACTech® Panel System in Tennessee, and ACR is a residential and commercial developer using the ACTech® Panel System in Florida. The Company maintains a wholly-owned, non-profit entity, Future of Building Institute, Inc. (“FBII”). Subsequent to the period of this report, the Company formed a majority-owned subsidiary, Solar 18 ACTech Panel, Inc. (“Solar 18”) and a wholly-owned subsidiary, Alternative Construction Manufacturing of Florida, Inc. (“ACMF”).

OVERVIEW:

The Company is a manufacturing, development, and ancillary services company engaged in the research, development and marketing of proprietary products for the construction industry. We manufacture and distribute the ACTech® Panel, a structural insulated panel (SIP), throughout the United States. Our products, development expertise and ancillary services are marketed through our internal sales staff and by manufacturer representatives.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-K.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2007 TO THE YEAR ENDED DECEMBER 31, 2006

Results of Operations

Overview

Total revenues increased to $12,960,008 for the year ended December 31, 2007 from $8,634,349 for the year ended December 31, 2006. The increase of $4,325,659 or 50.1% is a direct result of the Company’s acquisition of ACI and ACR on May 16, 2007 and August 27, 2007, respectively and the revenues generated from its ancillary services offered under ACCS and ACD. The revenue growth is directly related to the Company’s diversification as a product supplier to a systems provider that incorporates all elements of construction to include complete shells, modular facilities, development, consulting, design, architecture and engineering.

Overall cost of sales was $8,585,310 and $7,330,809 for the years ended December 31, 2007 and 2006, respectively. As a percent of revenue, the cost of sales decreased from 84.9% to 66.2%, for the year ended December 31, 2006 as compared to the year ended December 31, 2007.  The decrease is primarily due to the expansion of services offered by the Company to include design, consulting, and component sales. The revenue generated through ancillary services, which has a low cost of sales represented 15.4% of total revenue, therefore the impact was significant in the overall reduction of cost of sales.  Extracting the impact of these new services, the cost of sales was 73.8% as a percent of total revenue, which represents a substantial 11.1% decrease from the year ended December 31, 2006, even though overall construction costs were on the rise.

The cost of sales and the percent of consolidated cost of sales for the year ended December 31, 2007, by segment, are as follows: Manufacturing Division, $2,830,339 (33.0%) which is attributed solely to ACMT, Ancillary Services Division $510,369 (6.0%) and Development Division $5,529,511 (64.4%) of which 19.8%, 40.9%, and 3.7% is attributed to cost of sales associated with ACP, ACI, and ACR, respectively. The difference between the reported cost of sales and the respective segments is the result of intercompany eliminations.

Gross profit was $4,374,699 and $1,303,540 for the years ended December 31, 2007 and 2006, respectively. As a percent of revenue, gross profit was 33.8% and 15.1% for the years ended December 31, 2007 and 2006, respectively.

Total operating expenses decreased to $2,175,123 for the year ended December 31, 2007 from $3,029,158 for the year ended December 31, 2006. This $854,035 or 28.2% decrease was primarily attributable to the reduction in accounts receivable factoring fees (from $307,156 to $100,714 for the year ended December 31, 2006 and 2007, respectively), insurance (from $243,123 to $139,447 for the year ended December 31, 2006 and 2007, respectively), professional fees (from $696,575 to $534,014 for the year ended December 31, 2006 and 2007, respectively), bad debt expense (from $424,157 to $35,000 for the year ended December 31, 2006 and 2007, respectively) offset with increases primarily in payroll and related expenses (from $534,624 to $776,590 for the year ended December 31, 2006 and 2007, respectively) and SEC related expenses (from $72,731 to $106,321 for the year ended December 31, 2006 and 2007, respectively).

The operating expenses and the percent of consolidated operating expenses for the year ended December 31, 2007, were contributed as follows: Manufacturing Division, $734,434 (33.8%) attributed solely to ACMT, Ancillary Services Division, $10,786 (0.5%), Construction Division, $661,172 (30.4%) with $535,302 (24.6%) attributed to ACP, and Corporate, $768,731 (35.3%).

Manufacturing Division

Manufacturing Division revenue decreased from $6,035,927 to $3,916,059 (decrease of $2,119,868) for the years ended December 31, 2006 and 2007, respectively. The decrease of 35.1% is related to the Company’s decision to incorporate a system provider solution that includes design, product supply, and build services, which provides a greater source of revenue, but a longer term of delivery. Additionally, the decrease in funding for school classrooms in Florida attributed to the significant decrease. With the expected downturn in public opinion concerning construction, the Company strategically elected to incorporate a systems approach to its revenue generation. As such, the Company currently utilized less than 5% of its potential manufacturing capability. As the Company begins to add on specific projects it has been working on, the growth of the Manufacturing Division’s revenue will be proportional. The Company projects the Manufacturing Division to represent approximately 25% of the overall revenue generation in the future.

In addition, the decrease in federal and state school funding and approved construction projects, which directly represented 52.2% of the Company’s total revenue in 2006, attributed to the manufacturing decline. Revenue generated from education projects represented 18.3% of total revenue for 2007. The Company has seen an increase in contract awards for school projects in the first quarter of 2008 and projects to see an overall increase in the sector beginning in the second quarter of 2008.

The manufacturing cost (including structural insulated panels and component parts) recognized a lower cost of sales percent of 72.3% in 2007 compared to 80.4% in 2006. The manufacturing operation has diversified its supplier base while achieving lower raw material pricing even as steel prices escalated in the marketplace. While this resulted in a reduced percent of cost of revenues, the decrease was offset by the effect of the downtime as discussed due to the restructuring and modifications required by the testing of new raw materials.  During the downtime in September 2007, the fixed costs associated with the manufacturing process; payroll, depreciation and other applicable expenses, continued while not being offset by revenue.

Ancillary Services Division

The revenue attributed through the design, architectural, engineering, safe rooms and consulting services represented $2,035,390 (15.7% of the total revenue) in 2007. While the Company does not actively solicit business opportunities through its ancillary services, it is a key component to the overall success of the Company as a whole. Coupled with the favorable profit margins, our Ancillary Services Division provides the Company with an entry point into panel sales, system sales, and construction sales.

The Ancillary Services Division cost of sales percent was 25.1% for 2007.

Development Division

The revenue attributed to the Development Division was $7,293,468 (56.3% of the total revenue) in 2007 as compared to $3,023,897 in 2006 (141.2% increase in revenue). The Company made two strategic acquisitions in 2007 that increased revenue by $4,449,753 (by ACI representing 36.8% of the total revenue and 128.5% of the increase), $431,929 (by ACR representing 3.6% of the total revenue and 12.5% of the increase).

ACP’s revenue decreased from $3,023,897 to $2,411,786 (representing 19.9% of the overall revenue, 33.1% of the Development Division revenue, but an overall decrease of $612,111) for the years ended December 31, 2006 and 2007, respectively. The Company continues to evaluate the operations of ACP. The Company has reduced the management staff and general contractors. It has one pending contract yet to commence. Without additional contracts, the Company will evaluate the potential to cease its operation in 2008. This is reflective of the current economy and the respective building market conditions in the Atlanta, Georgia area.

The Development Division, which includes commercial, residential, remodels, and modular units cost, has a higher cost of sales percent (75.8%) as compared to the consolidated percent, as expected.  As the Company acquired two of the construction companies in 2007, it has no basis in which to evaluate its overall cost of sales. ACP’s cost of sales decreased from 91.6% to 70.3% of revenue for the years ended December 31, 2006 and 2007, respectively, which the company believes was a direct impact on the reduced cost of the panel system and increased efficiencies in construction techniques.

The operating expenses and the percent of consolidated operating expenses for the year ended December 31, 2007 for ACP was $535,302 (24.6%) of the overall operating expenses and 81.0% of the operating expenses of the Development Division segment. The overall operating expenses incurred by management at ACP were disproportionate to the overall operations of the Development Division segment. The Company took an aggressive approach beginning in July 2007 when it started reducing the overall cost associated with the operation in ACP. The Company has subsequently reduced the staff to one person. Upon implementation of construction with the current contract, management will utilize subcontractors to complete the project. The Company will make no additional hires until it has determined that a positive market outlook for the Atlanta, Georgia region exists.

Liquidity and Capital Resources

As of December 31, 2007, the Company had a working capital surplus of $2,149,575. Net income was $1,603,261 for the year ended December 31, 2007. The Company generated a negative cash flow from operations of $729,949 for the year ended December 31, 2007. The negative cash flow from operating activities for the period is primarily attributable to the Company's increase in accounts receivables, $1,322,681, long-term receivable, $1,000,000, prepaid expenses and other current assets, $884,226, and costs in excess of billings on uncompleted contracts, $262,464, offset by the increase in due to shareholder, $212,827, and decreases in inventories, $282,160, deferred revenue, $103,626, billings in excess of costs on uncompleted contracts, $70,334 and due from factor, net, $61,196.

Cash flows used in investing activities for the year ended December 31, 2007 consisted of the acquisition of $40,785 of manufacturing equipment offset by cash received from acquired business of $11,282.

Cash flows provided by financing activities for the year ended December 31, 2007 was $943,165 primarily due to the financing completed on June 30, 2007 offset by the repayment of notes payable, lines of credit and capital leases, $2,219,527, and the purchase of treasury stock, $1,999,799.

The Company had a net increase in cash of $183,713 for the year ended December 31, 2007 compared to a decrease of $116,847 for the year ended December 31, 2006.

On June 30, 2007, the Company completed the placement of Senior Secured Convertible Debentures with a group of private investors. The net proceeds of $4,000,000 were used to pay-off debt, pay down payables and to provide working capital to fund the Company’s marketing plan. See Note 4 - Balance Sheet Details in the Consolidated Financial Statements included in Item 8 of this annual report.

By adjusting its operations and development to work within the Company’s financing and budget, management believes it has sufficient capital resources to meet projected cash flow needs through the next twelve months. The Company has completed a restructuring of its vendors to diversify while decrease its cost of sales as a percent of revenue along with a marketing effort and strategic acquisitions that should provide a diversification in revenue. However, if thereafter, the pricing of commodities and other raw materials increase dramatically, sales grow rapidly, and we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are located primarily in the southeast United States and the Gulf coast and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

•	Revenue Recognition

•	Product Warranty Reserve

•	Inventories

•	Allowance for uncollectible accounts

•	Goodwill impairment

•	Fair value of Stock-based compensation

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price to the customer is fixed, collectibility is reasonably assured and title and risk of ownership is passed to the customer, which is usually upon delivery.  However, in limited circumstances, certain customers traditionally have requested to take title and risk of ownership prior to shipment.  Revenue for these transactions is recognized only when:

•	Title and risk of ownership have passed to the customer;

•	The Company has obtained a written fixed purchase commitment;

•	The customer has requested in writing the transaction be on a bill and hold basis;

•	The customer has provided a delivery schedule;

•	All performance obligations related to the sale have been completed;

•	The modular unit has been processed to the customer’s specifications, accepted by the customer and made ready for shipment; and

•	The modular unit is segregated and is not available to fill other orders.

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

The Company’s Development Division contracts to build commercial, residential, and other infrastructures to its customers, none of which are related to the Company. As such, they recognize their revenue under the percentage of completion method as work on a contract as progresses. Recognition of revenue and profits generally is related to costs incurred in providing the services required under the contract. Statement of Position 81-1 discusses accounting for performance of construction contracts. The use of the percentage of completion method depends on our ability to make reasonably dependable estimates. Additionally, contracts executed by the Company and its customers include provisions that clearly specify the enforceable rights of our services that are provided to and received by our customers. Our estimates assume that our customers will satisfy their obligations under the contract and our performance requirements will be completed.

Product Warranty Reserve

Currently, the Company has a standard one year warranty on manufacturing defects on the ACTech® Panel. The development projects carry a standard one year warranty period on construction defects. The cost of replacing defective products and product returns have been immaterial and within management’s expectations. In the future, when the company deems warranty reserves are appropriate that such costs will be accrued to reflect anticipated warranty costs.

The Company’s Development Division contracts to build commercial, residential, and other infrastructures to its customers, none of which are related to the Company. As such, they recognize their revenue under the percentage of completion method as work on a contract as progresses. Recognition of revenue and profits generally is related to costs incurred in providing the services required under the contract. Statement of Position 81-1 discusses accounting for performance of construction contracts. The use of the percentage of completion method depends on our ability to make reasonably dependable estimates. Additionally, contracts executed by the Company and its customers include provisions that clearly specify the enforceable rights of our services that are provided to and received by our customers. Our estimates assume that our customers will satisfy their obligations under the contract and our performance requirements will be completed.

Inventories

We value our inventories, which consists of raw materials, work in progress, and finished goods, at the lower of cost or market. Cost is determined on the first-in, first-out method (FIFO) and includes the cost of merchandise and freight for manufacturing inventories, and at the actual costs for development projects. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly positioned at the lower of cost or market. Factors related to current inventories such as future consumer demand and trends in the Company's core business, current aging, current and anticipated wholesale discounts, and class or type of inventory is analyzed to determine estimated net realizable values. A provision would be recorded to reduce the cost of inventories to the estimated net realizable values, if required. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Allowance for Uncollectible Accounts

We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers' financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. As of December 31, 2007, we recorded an additional $10,850 reserve.

Goodwill Impairment

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill is evaluated for potential impairment annually, generally during the fourth quarter, by comparing the fair value of a reporting unit to its carrying value, including recorded goodwill. If the carrying value exceeds the fair value, impairment is measured by comparing the derived fair value of goodwill to its carrying value, and any impairment determined would be recorded in the current period. To date there has been no impairment of the Company’s recorded goodwill.

Fair Value of Stock-based Compensation

Under its Year 2004 Stock Option Plan (the “Plan”), the Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. The Company adopted SFAS 123(r), Share-Based Payments, in the first quarter of fiscal 2006. Prior to fiscal 2006, the Company had adopted the disclosure-only provision of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation, Transition and Disclosure, which permitted the Company to account for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Under APB 25, compensation expense is recorded when the exercise price of the Company’s employee stock option is less than the market price of the underlying stock at the date of grant.

The provisions of SFAS 123(r) require the Company to estimate the fair value of each option grant and employee stock purchase plan. The Company uses the Black-Scholes option pricing model to estimate these fair values. The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable, while the options issued by the Company are subject to both vesting and restrictions on transfer. In addition, option pricing models require input of highly subjective assumptions including expected stock price volatility. The Company uses projected data for expected volatility and estimates the life of its stock options by applying the simplified method set out in SEC Staff Accounting Bulletin No. 107 (SAB 107). The simplified method defines the expected term of an option as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Index	Page

Report of Independent Registered Public Accounting Firm	33
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2007 and 2006	34 - 35
Consolidated Statements of Operations for the Year Ended December 31, 2007 and 2006
Consolidated Statements of Stockholders’ Equity for the Year Ended December 31, 2007 and 2006	37
Consolidated Statements of Cash Flows for the Year Ended December 31, 2006 and 2006	38 - 39
Notes to Consolidated Financial Statements	40 - 60

Board of Directors
Alternative Construction Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Alternative Construction Technologies, Inc. (formerly known as Alternative Construction Company, Inc.) and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alternative Construction Technologies, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

LIEBMAN GOLDBERG & DROGIN, LLP

Garden City, New York
March 3, 2008

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Consolidated Balance Sheets
December 31,

		Restated
	2007	2006
ASSETS
Current Assets
Cash	$200,413	$16,700
Accounts Receivable, Net	1,750,542	438,711
Due from Factor, Net	-	61,196
Inventory	1,477,112	480,617
Prepaid Expenses	959,365	115,139
Costs in Excess of Billings	265,403	-

Total Current Assets	4,652,835	1,112,363

Property, Plant and Equipment, Net	3,167,726	3,113,689

Other Assets	1,462,500	-
Goodwill	2,355,802	-

Total Assets	$11,638,863	$4,226,052

See accompanying notes to consolidated financial statements.

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUTION COMPANY, INC.
and SUBSIDIARIES
Consolidated Balance Sheets
December 31,

		Restated
	2007	2006
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes Payable, Current Portion	$626,529	$447,448
Accounts Payable and Accrued Expenses	1,500,068	1,059,854
Accrued Payroll and Taxes	77,865	47,377
Capital Leases, Current Portion	26,705	21,942
Due to Shareholder	212,827	-
Billings in Excess of Costs on Uncompleted Contracts	-	50,771
Deferred Revenue	59,266	162,892

Total Current Liabilities	2,503,260	1,790,284

Noncurrent Liabilities
Notes Payable, Noncurrent Portion	4,449,549	460,150
Capital Leases, Noncurrent Portion	66,712	91,749

Total Noncurrent Liabilities	4,516,261	551,899

Total Liabilities	7,019,521	2,342,183

Minority Interest	31,223	(76,197)

Stockholders' Equity
Preferred Stock
Series A Convertible Preferred Stock, voting; $1.00 par
value; 1,500,000 shares authorized; 1,500,000 shares
issued and outstanding	1,500,000	1,500,000
Series B Convertible Preferred Stock, voting; $.0001 par
value; 3,500,000 shares authorized; 0 and 2,010,000
shares issued and outstanding, respectively	-	201
Series C Convertible Preferred Stock, voting; $.0001 par
value; 1,000,000 shares authorized; 377,358 shares
issued and outstanding	38	38
Common Stock, no par value, voting; 100,000,000 shares
authorized; 7,968,561 and 6,732,405 shares issued,
respectively; 7,951,911 and 6,732,405 shares
outstanding, respectively	-	-
Minority Interest in Subsidiaries	-	400
Treasury Stock	(1,999,799)	-
Subscriptions Receivable	-	(1,437,501)
Additional Paid In Capital	5,911,565	4,323,874
Accumulated Deficit	(823,685)	(2,426,946)

Total Stockholders' Equity	4,588,119	1,960,066

Total Liabilities and Stockholders' Equity	$11,638,863	$4,226,052

See accompanying notes to consolidated financial statements.

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Consolidated Statements of Income
For the Years Ended December 31,

	2007	2006

Sales	$12,960,008	$8,634,349
Cost of Sales	8,585,310	7,330,809
Gross Profit	4,374,698	1,303,540
Operating Expenses	2,175,123	3,029,158
Income From Operations	2,199,575	(1,725,618)
Other Income (Expense)	(355,382)	(367,448)

Net Income Before Minority Interest	1,844,193	(2,093,066)
Minority Interest in Subsidiaries	240,932	(53,772)

Net Income	$1,603,261	$(2,039,294)

Net Income (Loss) Per Share:
Basic based upon 7,136,411 weighted average
shares outstanding	$0.22
Basic based upon 4,776,112 weighted average
shares outstanding		$(0.43)
Fully diluted based upon 12,609,164 weighted
average shares outstanding	$0.14
Fully diluted based upon 12,720,376 weighted
average shares outstanding		$(0.16)

See accompanying notes to consolidated financial statements.

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2007 and 2006

		Series A	Series B	Series C		Additional	Retained	Total
	Common	Preferred	Preferred	Preferred	Treasury	Paid-in	Earnings	Stockholders'
	Stock	Stock	Stock	Stock	Stock	Capital	(Deficit)	Equity

Balance, January 1, 2006	$69	$1,500,000	$201	$-	$-	$853	$(387,652)	$1,113,471

Issuance of Series C Preferred Stock	-	-	-	38	-	999,962	-	1,000,000
Issuance of Common Stock	(1,437,500)	-	-	-	-	3,323,059	-	1,885,559
Collection of Subscription Receivable	330	-	-	-	-	-	-	330
Net (Loss)	-	-	-	-	-	-	(2,039,294)	(2,039,294)

Balance, December 31, 2006	$(1,437,101)	$1,500,000	$201	$38	$-	$4,323,874	$(2,426,946)	$1,960,066

Purchase of Treasury Stock	-	-	(201)	-	(1,999,799)	-	-	(2,000,000)
Issuance of Common Stock	-	-	-	-	-	1,566,241	-	1,566,241
Collection of Subscription Receivable	1,437,501	-	-	-	-	-	-	1,437,501
Reclassification of Minority Interest	(400)	-	-	-	-	-	-	(400)
Stock Based Compensation	-	-	-	-	-	21,450	-	21,450
Net Income	-	-	-	-	-	-	1,603,261	1,603,261

Balance, December 31, 2007	$-	$1,500,000	$-	$38	$(1,999,799)	$5,911,565	$(823,685)	$4,588,119

See accompanying notes to consolidated financial statements.

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31,

		Restated
	2007	2006
Cash Flows From Operating Activities:
Net Income (Loss)	$1,603,261	$(2,039,294)
Adjustments to Reconcile Net Income to Net
Cash Provided By (Used In) Operating Activities:
Depreciation and Amortization	219,645	174,677
Minority Interest	240,932	(53,772)
Common Stock Issued for Services, Net	204,000	-
Bad Debt Expense	10,850	502,205
Stock-based Compensation Expense	24,150	-
Changes in Assets and Liabilities, Net of Acquisitions:
Accounts Receivable, Net	(1,322,681)	706,420
Due from Factor, Net	61,196	31,347
Inventories	282,160	58,536
Prepaid Expenses and Other Current Assets	(844,226)	118,693
Costs in Excess of Billings on Uncompleted Contracts	(262,464)	-
Issuance of Long-Term Receivable	(1,000,000)	-
Accounts Payable, Accrued Expenses and Taxes Payable	14,361	(429,017)
Due to Shareholder	212,827	-
Billings in Excess of Costs on Uncompleted Contracts	(70,334)	50,771
Deferred Revenue	(103,626)	97,089

Net Cash Used In Operating Activities	(729,949)	(782,345)

Cash Flows From Investing Activities:
Acquisition of Property, Plant and Equipment	(40,785)	(150,712)
Cash Received from Acquired Business	11,282	-

Net Cash Used In Investing Activities	(29,503)	(150,712)

Cash Flows From Financing Activities:
Issuance of Notes Payable, Line of Credit and Capital Leases	4,628,150	305,233
Repayment and Conversion, Net, of Notes Payable, Line of Credit
and Capital Leases	(2,219,527)	(2,416,864)
Issuance of Common Stock	402,301	2,885,521
Retirement of Series B Preferred Stock	(201)	-
Issuance of Series C Preferred Stock	-	38
Purchase of Treasury Stock	(1,999,799)	-
Receipt of Stock Subscriptions	132,241	330
Receipt of Payments on Note Receivable	-	41,952

Net Cash Provided By Financing Activities	943,165	816,210

Net Increase (Decrease) in Cash	183,713	(116,847)

Cash at Beginning of Year	16,700	133,547

Cash at End of Period	$200,413	$16,700

See accompanying notes to consolidated financial statements.

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
For the Years Ended December 31,

Supplemental Disclosure of Cash Flow Information:
		Restated
	2007	2006

Cash paid during the period for interest	$275,054	$367,448

Taxes Paid	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

The Company acquired 80% of Ionian Construction, Inc. on May 17, 2007 for $800,000 of the Company's common stock. On August 28, 2007, the Company acquired 100% of Revels Construction, LLC for $1,000,000 of the Company's common stock. In conjunction with

Fair value of net assets acquired	$1,525,773
Goodwill	2,355,802
Minority Interest in Subsidiary	133,912
Liabilities assumed	(2,215,487)
Common Stock issued	$1,800,000

During 2007, two officers of the Company exercised stock options of 800,000 and 350,000, respectively. In accordance with the 2004 Stock Option Plan, the Board of Directors approved both parties having a note receivable for the exercise values of $200,000 and $262,500, respectively, with a term of two years.

On September 29, 2006, warrants were exercised for 750,000 shares of the Company's common stock by five shareholders for a total of $1,437,500 and were recorded as  stock subscriptions receivable. In 2007, $1,305,260 (597,100 shares) of the stock subscriptions were cancelled as they remained unpaid.

See accompanying notes to consolidated financial statements.

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operation

Alternative Construction Technologies, Inc. (“ACCY” or the “Company”), was formerly known as Alternative Construction Company, Inc., a Florida corporation formed in 2004. In July 2007, the Board of Directors with majority consent of its shareholders approved the name change. Reference to ACCY will include the period prior to the name change.

The Company operates a manufacturing facility producing the patented ACTech® Panel System, a structural insulated panel (SIP), a commercial and residential developer in Georgia, Louisiana and Mississippi, residential developers in Tennessee and Florida, and a promoter of the patented Universal Safe Room™. Other services provided include design, consulting and other construction related services.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany accounts and transactions have been eliminated.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Alternative Construction Manufacturing of Tennessee, Inc., f/k/a Alternative Construction Technologies Corporation (“ACMT”), Alternative Construction by Revels, Inc. (“ACR”), Future Builders Institute, Inc. (“FBII”), Alternative Construction Consulting Services, Inc. (“ACCS”) and Alternative Construction Design, Inc. (“ACD”), and its majority-owned subsidiaries, Alternative Construction Safe Rooms, Inc., f/k/a Universal Safe Structures, Inc. (“USS”), Alternative Construction by ProSteel Builders, Inc., f/k/a ProSteel Builders Corporation (“ACP”), and Alternative Construction by Ionian, Inc., f/k/a Ionian Construction, Inc. (“ACI”).

Accounting Changes

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for the Company’s 2009 fiscal year, although early adoption is permitted. The Company is currently assessing the potential effect of SFAS 157 on its financial statements.

In July 2006, the FASB issued FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax position upon initial adoption. The cumulative effect of applying FIN 48 at adoption is to be reported as an adjustment to beginning retained earnings for the year of adoption. FIN 48 is effective for the Company’s 2008 fiscal year. While the Company is currently assessing the potential effect of FIN 48, it does not anticipate any impact to beginning retained earnings in fiscal year 2008.

In accordance with Statement of Financial Standards (SFAS) No. 144, Accounting for the Impairment of Disposable Long-Lived Assets, the Company will record impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. To date there has been no impairment of the Company’s long-lived assets.

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk and Significant Customers

Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments and accounts receivable.

The Company places its temporary cash investments with financial institutions insured by the FDIC.

Concentrations of credit risk with respect to trade receivables are limited due to the diverse group of customers to whom the Company sells. The Company establishes an allowance for doubtful accounts when events and circumstances regarding the collectability of its receivables warrant based upon factors such as the credit risk of specific customers, historical trends, other information and past bad debt history. The outstanding balances are stated net of an allowance for doubtful accounts.

For the year ended December 31, 2007, sales to the Company’s primary three customers accounted for approximately 54.5% of revenues and 57.8% of accounts receivable as of December 31, 2007. For the year ended December 31, 2006, sales to the Company’s primary two customers accounted for approximately 77.3% of revenues and 65.0% of accounts receivable.

Impairment of Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill is evaluated for potential impairment annually, generally during the fourth quarter, by comparing the fair value of a reporting unit to its carrying value, including recorded goodwill. If the carrying value exceeds the fair value, impairment is measured by comparing the derived fair value of goodwill to its carrying value, and any impairment determined would be recorded in the current period. To date there has been no impairment of the Company’s recorded goodwill.

Net Earnings (Loss) Per Share

In accordance with SFAS No. 128, Earnings Per Share, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares consist of Series A, Series B and Series C convertible preferred stock, convertible debentures, stock options and warrant common stock equivalent shares which are not utilized when the effect is anti-dilutive.

Revenue Recognition

The Company recognizes revenue on our products in accordance with the Securities Exchange Commission (SEC) Staff Accounting Bulletin No. 104, (which superseded Staff Accounting Bulletin No. 101) “Revenue Recognition in Financial Statements”. Under these guidelines, revenue is recognized on sales transactions when all of the following exist: persuasive evidence of an arrangement did exist, delivery of product has occurred, the sales price to the buyer is fixed or determinable and collectibility is reasonably assured. We accrue a provision for estimated returns concurrent with revenue recognition.

Warranty Reserve

The Company provides warranties for the ACTech® Panel and development projects. Historically, the warranty costs have not been significant. The Company maintains a reserve for warranty related issues and evaluates it on a periodical basis or as necessary.

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Sales for ACMT and ACSR are generated from customer’s purchase orders. The sales are recognized upon the shipment of finished goods from the Company’s plant to the customer at which time the product changes title. Allowances for cash discounts and returns are recorded in the period in which the related sale is recognized. ACP, ACI and ACR contract to build commercial, residential, and other infrastructures to its customers, none of which are related to the Company. As such, they recognize their revenue under the percentage of completion method as work on a contract as progresses. Recognition of revenue and profits generally is related to costs incurred in providing the services required under the contract. Statement of Position 81-1 discusses accounting for performance of construction contracts. The use of the percentage of completion method depends on our ability to make reasonably dependable estimates. Additionally, contracts executed by ACP, ACI and ACR and their respective customers include provisions that clearly specify the enforceable rights of our services that are provided to and received by our customers. Our estimates assume that our customers will satisfy their obligations under the contract and our performance requirements will be completed. ACD and ACCS contract to provide services with their customers. The sales are recognized at the time of completion of their respective services.

Freight revenue for ACMT and ACSR is recognized as the cost of shipping the product to the customer plus a nominal markup.

The Company recognizes product returns as a reduction to revenue. Other forms of customer adjustments are accounted for in the same manner.

The Company will on occasion place finished goods on consignment with a customer. Finished goods are recorded on the Balance Sheet as part of Inventory until the product is purchased.

Segment Information

In accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company is required to report financial and descriptive information about its reportable operating segments. The Company identifies its operating segments as divisions based on how management internally evaluates separate financial information, business activities and management responsibility. The Company segments and the subsidiaries associated with each segment are as follows:

Manufacturing	Ancillary Services	Development

Alternative Construction Manufacturing of Tennessee, Inc.	Alternative Construction Design, Inc.	Alternative Construction by Revels, Inc.

Alternative Construction Manufacturing of Florida, Inc. (a)	Alternative Construction Consulting Services, Inc.	Alternative Construction by Ionian, Inc.

	Modular Rental and Leasing, Inc.	Alternative Construction by ProSteel Builders, Inc.

Alternative Construction Safe Rooms, Inc.

Solar 18 ACTech Panel, Inc. (a)

(a) Formed in 2008.

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007

NOTE 2 - RESTATEMENT OF PRIOR PERIOD CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet

In connection with subsequent reviews of the Company’s financial statements for the year ended December 31, 2006, certain errors associated with the Company’s recognition of receivables associated with warrants for the third quarter of 2006, the year ended December 31, 2006, and the first and second quarter of 2007 were required to be restated. The error related to the recording of the receivable as a current asset, not as a reduction of equity as a subscription receivable. The errors, in all cases, represented overstatements of current assets and stockholders’ equity.

The following table presents the impact of the balance sheet misclassification on the Company’s previously reported consolidated balance sheets for the periods ended September 30, 2006, December 31, 2006, March 31, 2007, and June 30, 2007.

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007

NOTE 2 - RESTATEMENT OF PRIOR PERIOD CONSOLIDATED FINANCIAL STATEMENTS - continued

	September 30, 2006			December 31, 2006
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Assets
Current Assets
Cash	$1,456,903	$(1,437,500)	$19,403	$16,700	$-	$16,700
Notes Receivable	343,433	-	343,433	-	-	-
Accounts Receivable, Net	2,070,989	-	2,070,989	1,876,211	(1,437,500)	438,711
Due From Factor, Net	74,022	-	74,022	61,196	-	61,196
Inventory	299,761	-	299,761	480,617	-	480,617
Prepaid Expenses	44,426	-	44,426	115,139	-	115,139

Total Current Assets	4,289,534	(1,437,500)	2,852,034	2,549,863	(1,437,500)	1,112,363

Property, Plant and Equipment, Net	3,061,770	-	3,061,770	3,113,689	-	3,113,689

Total Assets	$7,351,304	$(1,437,500)	$5,913,804	$5,663,552	$(1,437,500)	$4,226,052

	September 30, 2006			December 31, 2006
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Liabilities
Current Liabilities
Notes Payable, Current Portion	$825,955	$-	$825,955	$447,448	$-	$447,448
Accounts Payable and Accrued
Expenses	1,425,894	-	1,425,894	1,059,853	-	1,059,853
Accrued Payroll and Taxes	65,854	-	65,854	47,376	-	47,376
Capital Leases, Current Portion	7,094	-	7,094	21,942	-	21,942
Billings in Excess of Costs on
Uncompleted Contracts	-	-	-	50,771	-	50,771
Deferred Revenue	66,446	-	66,446	162,892	-	162,892

Total Current Liabilities	2,391,243	-	2,391,243	1,790,282	-	1,790,282

Noncurrent Liabilities
Notes Payable, Noncurrent Portion	968,819	-	968,819	460,150	-	460,150
Capital Leases, Noncurrent Portion	16,796	-	16,796	91,749	-	91,749

Total Noncurrent Liabilities	985,615	-	985,615	551,899	-	551,899

Total Liabilities	3,376,858	-	3,376,858	2,342,182	-	2,342,182

Minority Interest	(18,812)	-	(18,812)	(76,197)	-	(76,197)

Stockholders' Equity
Preferred Stock
Series A convertible preferred stock	1,500,000	-	1,500,000	1,500,000	-	1,500,000
Series B convertible preferred stock	201	-	201	201	-	201
Series C convertible preferred stock	38	-	38	38	-	38
Common Stock	1,033	-	1,033	-	-	-
Minority Interest in Subsidiaries	400	-	400	400	-	400
Treasury Stock	-	-	-	-	-	-
Subscription Receivable	-	(1,437,500)	(1,437,500)	(1)	(1,437,500)	(1,437,501)
Additional Paid In Capital	3,472,167	-	3,472,167	4,323,874	-	4,323,874
Accumulated Deficit	(980,581)	-	(980,581)	(2,426,946)	-	(2,426,946)

Total Stockholders' Equity	3,993,258	(1,437,500)	2,555,758	3,397,567	(1,437,500)	1,960,067

Total Liabilities and Stockholders' Equity	$7,351,304	$(1,437,500)	$5,913,804	$5,663,552	$(1,437,500)	$4,226,052

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007

NOTE 2 - RESTATEMENT OF PRIOR PERIOD CONSOLIDATED FINANCIAL STATEMENTS - continued

	March 31, 2007			June 30, 2007
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Assets
Current Assets
Cash	$145,681	$-	$145,681	$2,155,476	$-	$2,155,476
Accounts Receivable, Net	1,889,480	(1,437,500)	451,980	2,498,377	(1,677,500)	820,877
Due From Factor, Net	109,882	-	109,882	-	-	-
Inventory	496,350	-	496,350	1,339,202	-	1,339,202
Prepaid Expenses	134,416	-	134,416	848,551	-	848,551
Costs in Excess of Billings	-	-	-	151,312	-	151,312

Total Current Assets	2,775,809	(1,437,500)	1,338,309	6,992,918	(1,677,500)	5,315,418

Property, Plant and Equipment, Net	3,070,817	-	3,070,817	3,213,551	-	3,213,551

Goodwill	-	-	-	1,335,646	-	1,335,646

Total Assets	$5,846,626	$(1,437,500)	$4,409,126	$11,542,115	$(1,677,500)	$9,864,615

	March 31, 2007			June 30, 2007
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Liabilities
Current Liabilities
Notes Payable, Current Portion	$453,323	$-	$453,323	$1,652,706	$-	$1,652,706
Accounts Payable and Accrued
Expenses	1,133,649	-	1,133,649	2,069,119	-	2,069,119
Accrued Payroll and Taxes	60,217	-	60,217	56,220	-	56,220
Capital Leases, Current Portion	23,088	-	23,088	24,721	-	24,721
Billings in Excess of Costs on
Uncompleted Contracts	10,980	-	10,980	-	-	-
Deferred Revenue	163,030	-	163,030	52,500	-	52,500

Total Current Liabilities	1,844,287	-	1,844,287	3,855,266	-	3,855,266

Noncurrent Liabilities
Notes Payable, Noncurrent Portion	443,960	-	443,960	4,488,210	-	4,488,210
Capital Leases, Noncurrent Portion	81,813	-	81,813	80,210	-	80,210

Total Noncurrent Liabilities	525,773	-	525,773	4,568,420	-	4,568,420

Total Liabilities	2,370,060	-	2,370,060	8,423,686	-	8,423,686

Minority Interest	(52,985)	-	(52,985)	73,540	-	73,540

Stockholders' Equity
Preferred Stock
Series A convertible preferred stock	1,500,000	-	1,500,000	1,500,000	-	1,500,000
Series B convertible preferred stock	201	-	201	-	-	-
Series C convertible preferred stock	38	-	38	38	-	38
Common Stock	-	-	-	-	-	-
Minority Interest in Subsidiaries	400	-	400	2,400	-	2,400
Treasury Stock	-	-	-	(1,999,799)	-	(1,999,799)
Subscription Receivable	(1)	(1,437,500)	(1,437,501)	(1)	(1,677,500)	(1,677,501)
Additional Paid In Capital	4,323,874	-	4,323,874	5,327,875	-	5,327,875
Accumulated Deficit	(2,294,961)	-	(2,294,961)	(1,785,626)	-	(1,785,626)

Total Stockholders' Equity	3,529,551	(1,437,500)	2,092,051	3,044,887	(1,677,500)	1,367,387

Total Liabilities and Stockholders' Equity	$5,846,626	$(1,437,500)	$4,409,126	$11,542,114	$(1,677,500)	$9,864,614

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007

NOTE 3 - ACQUISITIONS AND NEW SUBSIDIARIES FORMED

Alternative Construction Design, Inc.

On July 30, 2007, the Company formed ACD as a wholly-owned subsidiary. ACD primarily contracts with customers in association with the various design aspects of building including engineering and architecture.

Alternative Construction Consulting Services, Inc.

On July 30, 2007, the Company formed ACCS as a wholly-owned subsidiary. ACCS primarily contracts with customers for development of joint ventures, research, education and training, and commercial and residential developments both domestically and internationally. Subsequent to the reported period, on January 2, 2008, ACCS entered into a joint venture with Atlan International Holdings, Inc. (“Atlan”). See Solar 18 ACTech Panel, Inc. (“Solar 18”) discussion in Note 3 - Acquisitions and New Subsidiaries Formed.

Alternative Construction by Ionian, Inc.

On May 16, 2007, ACP acquired 80% of the outstanding stock of ACI, a privately-held company (see Note 5 - Related Parties). The purchase agreement was $800,000 payable in restricted common stock of the Company valued at the price of $6.90 per share. On July 1, 2007, the ownership of ACI was transferred from ACP to ACCY.

In accordance with SFAS No. 141, Business Combinations, the acquisition of Ionian Construction, Inc. has been accounted for under the purchase method of accounting. The purchase price was allocated to Ionian’s tangible assets acquired and liabilities assumed based on their estimated fair values with any excess being ascribed to goodwill. Management is responsible for determining the fair value of these assets. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair values. The following table summarizes the activity of the acquired company at May 16, 2007:

STATEMENT of OPERATIONS for the Period JANUARY 1 - MAY 16, 2007:
Sales	$369,355
Cost of Sales	573,908
Gross Profit	(204,553)
Operating Expenses	220,916
(Loss) from Operations	(425,469)
Other Income / (Expense)	(15,349)
Net (Loss)	($410,120)

The purchase price of ACI was $800,000. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$1,283,887
Property, plant and equipment	206,708
Intangible assets	-
Goodwill	1,335,646
Total assets acquired	2,826,241
Current liabilities	420,570
Long-term debt	1,739,583
Minority interest	(133,912)
Total liabilities assumed	2,026,241
Net assets acquired	$800,000

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007

NOTE 3 - ACQUISITIONS AND NEW SUBSIDIARIES FORMED - continued

On July 27, 2007, as part of the Company’s marketing plan and to enhance efforts to more clearly define its various operating divisions, the name change from Ionian Construction, Inc. to Alternative Construction by Ionian, Inc., was made.

Alternative Construction by Revels, Inc.

On August 27, 2007, the Company acquired the outstanding stock of Revels Construction, LLC (“Revels”), a privately-held company. The purchase agreement was $1,000,000 payable in restricted common stock of the Company valued at the price of $7.20 per share.

In accordance with SFAS No. 141, Business Combinations, the acquisition of Revels has been accounted for under the purchase method of accounting. The purchase price was allocated to Revels’ tangible assets acquired and liabilities assumed based on their estimated fair values with any excess being ascribed to goodwill. Management is responsible for determining the fair value of these assets. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair values. The following table summarizes the activity of the acquired company at August 27, 2007:

STATEMENT of OPERATIONS for the Period JANUARY 1 - AUGUST 27, 2007:
Sales	$565,005
Cost of Sales	493,951
Gross Profit	71,054
Operating Expenses	33,276
Income from Operations	37,778
Other Income / (Expense)	-
Net Income	$37,778

The purchase price of ACR was $1,000,000. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$8,989
Property, plant and equipment	26,189
Intangible assets	-
Goodwill	1,020,156
Total assets acquired	1,055,334
Current liabilities	55,334
Long-term debt	-
Total liabilities assumed	55,334
Net assets acquired	$1,000,000

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007

NOTE 3 - ACQUISITIONS AND NEW SUBSIDIARIES FORMED - continued

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

Modular Rental and Leasing, Inc.

On November 28, 2007, the Company acquired Modular Rental and Leasing, Inc. (“MRL”), for the purpose of providing leasing opportunities to the customers of the Company. The company was acquired from Avante for $800.

Alternative Construction Manufacturing of Florida, Inc.

Subsequent to the reported period, on February 20, 2008, the Company formed Alternative Construction Manufacturing of Florida, Inc. (“ACMF”), for the purpose of future manufacturing activities in Florida.

Solar 18 ACTech Panel, Inc.

Subsequent to the reported period, on January 2, 2008, the Company and ACCS formed Solar 18 ACTech Panel, Inc., for the purpose of a joint venture with Atlan International Holdings, Inc. The Company owns 80% of Solar 18.

NOTE 4 - BALANCE SHEET DETAILS

Accounts receivable consists of the following:

	December 31,	December 31,
	2007	2006

Trade receivables	$1,798,864	$587,868
Less: Allowance for doubtful accounts	(48,322)	(149,157)
Total receivables, net	$1,750,542	$438,711

Included in the trade receivables is a right of participation fee in relationship with Atlan and the Solar 18 joint venture.

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007

NOTE 4 - BALANCE SHEET DETAILS - continued

Inventory consists of the following:

	December 31,	December 31,
	2007	2006

Raw materials	$405,513	$353,243
Finished goods	21,085	-
Safe room kits	12,091	12,091
Construction related	860,973
Other	115,952
Finished goods on consignment	61,499	115,283
Inventory	$1,477,112	$480,617

Property and equipment consist of the following:

	Useful	December 31,	December 31,
	Life	2007	2006

Building and improvements	20	$1,000,263	$1,000,263
Land		82,781	68,793
Computer equipment	3	66,593	59,768
Furniture and fixtures	5	10,832	6,487
Heavy machinery	7	201,844	-
Vehicles and trailers	4	51,090	-
Machinery and equipment	20	2,315,035	2,297,286
		3,728,438	3,432,597
Less: accumulated depreciation		(560,712)	(318,908)
Net property and equipment		$3,167,726	$3,113,689

Depreciation expense was $219,645 and $174,677 for the years ended December 31, 2007 and 2006, respectively.

Other assets consist of the following:

	December 31,	December 31,
	2007	2006

Notes Receivable	$462,500	$-
Long-term Receivable	1,000,000	-
Other Assets	$1,462,500	$-

The notes receivable are for GAMI and Bruce Harmon (see Note 9 - Stock Option Plan). The long-term receivable reflects a right of participation fee in relationship with Atlan and the Solar 18 joint venture (see Note 3 - Acquisitions and New Subsidiaries Formed).

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007

NOTE 4 - BALANCE SHEET DETAILS - continued

Notes payable consists of the following:

	December 31,	December 31,
	2007	2006

Dell Financial Services	$14,907	$15,923
Antoinette Pace	-	117,702
Edward Beshara	-	101,500
Antoinette Pace and James Beshara	-	200,000
M & T Mortgage Corporation	-	403,106
Merchants & Planters Bank	7,220	10,033
Merchants & Planters Bank	44,064	59,334
BB&T Bank	11,579	-
BB&T Bank	400,188	-
BB&T Bank	149,992	-
CNH Capital	36,054	-
CNH Capital	64,247	-
BridgePointe Master Fund, Ltd.	2,173,913
CAMOFI Master LDC	1,630,435
CAMHZN Master LDC	543,478	-
	5,076,078	907,598
Less: Current portion	626,529	447,448
Total long-term debt	$4,449,549	$460,150

On June 30, 2007, the Company agreed to sell $4,347,826 million aggregate principal amount of Senior Secured Convertible Debentures due 2009 ("Debentures"), pursuant to the terms of a Securities Purchase Agreement dated as of June 30, 2007, among the Company and the purchasers, BridgePointe Master Fund, Ltd., CAMOFI Master LDC and CAMHZN Master LDC (collectively "Debenture Purchasers"), with net funding of $4,000,000 (after an 8% original issue discount) received at closing.

The Debentures will be convertible, at the option of the holder at any time on or prior to maturity, into shares of the Company’s common stock, at a conversion price of $4.00 per share, provided the Company meets its milestones as defined in the Debenture Purchase Agreement. Interest is payable monthly at the rate of ten percent (10%) per annum beginning July 30, 2007. The maturity date of the Debentures is June 30, 2009. Subsequent to the periods covered by this report, CAMOFI Master LDC converted $150,000 of its debt into equity and CAMHZN Master LDC converted $50,000 of its debt into equity.

In connection with the agreed issuance of Debentures, the Company also issued Common Stock Purchase Warrants ("Warrants") also dated June 30, 2007 to the Debenture Purchasers. The Warrants allow the purchasers to acquire up to one hundred and fifty percent (150%) of the shares issuable upon conversion of the Debentures, at an exercise price of $4.00 per share. Dinosaur Securities, LLC, Christopher Moore, and Arthur Whitcomb, the agents for the transaction, received 61,142, 91,712, and 91,711 warrants, respectively, in association with the transaction. The Company has agreed to file a registration statement with the Securities and Exchange Commission ("SEC") covering resale of the Company’s common stock issuable upon conversion of the Debentures or exercise of the Warrants. Also in connection with the Purchase Agreements, the Company entered into Lock-Up Agreements with certain of its stockholders, dated as of June 30, 2007, pursuant to which such stockholders have agreed not to sell or dispose of Company securities owned by them. The Company filed a registration statement on August 27, 2007 receiving a response from the SEC on September 25, 2007. The Company filed a Form S-1/A response on February 8, 2008 and is awaiting a response.

The Debentures are secured by all of the assets of the Company and its subsidiaries and will have priority in right of payment with all of its existing unsecured and unsubordinated indebtedness.

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007

NOTE 4 - BALANCE SHEET DETAILS - continued

On June 30, 2007, as a condition of the financing the Company completed with Debenture Purchaser, the Company’s Revolving Credit Agreement with Avante was to be closed out. As of June 30, 2007, due to the retirement of the Series B preferred stock and the open balance on the line of credit, the Company owed Avante $783,483. Avante issued the Company a Waiver of Default letter stating that the Company would not be required to pay the net balance as it would be detrimental of the Company’s working capital. The balance owed Avante is recorded as “Due to Shareholder” and has a balance of $212,827 at December 31, 2007. To ensure compliance, Avante issued the Company a Waiver of Default letter with an expiration of March 31, 2008. The letter stipulates that in the event Avante determines that the Company is in default, the Company would be required to remedy the balance with full payment within ten days or issue 4,020,000 shares of its common stock. The 4,020,000 shares would reflect the two for one conversion rate of the original Series B preferred stock.

Capitalized lease obligations consist of the following:

	December 31,	December 31,
	2007	2006

Dell Financial Services (1)	$18,566	$20,502
Avante Leasing Corporation	74,851	93,189
	93,417	113,691
Less: Current portion	26,705	21,942
Total long-term debt	$66,712	$91,749

(1) Includes multiple leases.

NOTE 5 - COMMITMENTS

The Company leases a truss building system from Avante Leasing Corporation (see Note 7 - Related Parties). The terms of the agreement include a five year term, 15.53% interest, with a $1 purchase price at the end of the term. The lease expires on September 30, 2011. Monthly lease payments are $2,321.

The Company leases office space in Melbourne, Florida from GAMI, LLC (“GAMI” - See Note 7 - Related Parties). The terms of the agreement are monthly payments of $4,000 expiring May 31, 2012. There are two renewable five year extensions.

The Company has various capital leases with Dell Financial Services (see Note 4 - Balance Sheet Details). As of December 31, 2007, there are six outstanding leases. Their respective monthly payments and expiration dates are as follows: $649, March 16, 2009; $29, March 31, 2009; $188, August 1, 2010; $71, December 1, 2010; $45, July 8, 2011; and $62, July 11, 2011.

Future minimum obligations for the above leases are as follows:

2008	$88,402
2009	82,295
2010	79,507
2011	69,645
2012	20,000

Total Lease Obligations	$339,849

Total rent expense under non-cancelable operating leases was $54,933 and $32,143 for the years ended December 31, 2007 and 2006, respectively.

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007

NOTE 6 - BUSINESS SEGMENTS

The Company operates primarily in three segments: manufacturing division (ACMT and ACMF), development division (Georgia -ACP, Tennessee - ACI, and Florida - ACR), and ancillary services division (ACD, ACCS, ACSR, MRL, and Solar 18).

Information concerning the revenues and operating income (loss) for the year ended December 31, 2007 and 2006, and the identifiable assets for the four segments in which the Company operates are shown in the following table:

	Year Ended
	December 31,
	2007	2006

OPERATING REVENUE
Manufacturing	$3,916,059	$6,035,927
Development	7,293,468	3,023,897
Ancillary Services	2,035,390	13,210
Consolidating Eliminations	(284,909)	(438,685)

Consolidated Totals	$12,960,008	$8,634,349

INCOME (LOSS) FROM OPERATIONS
Manufacturing	$351,286	$(231,971)
Development	1,102,785	(301,123)
Ancillary Services	1,514,235	(214)
Corporate	(768,731)	(1,192,310)

Consolidated Totals	$2,199,575	$(1,725,618)

IDENTIFIABLE ASSETS
Manufacturing	$1,474,981	$1,295,948
Development	1,736,108	242,404
Ancillary Services	2,028,389	25,079
Corporate	4,043,583	2,662,621

Consolidated Totals	$9,283,061	$4,226,052

DEPRECIATION AND AMORTIZATION
Manufacturing	$183,244	$170,762
Development	35,999	3,365
Ancillary Services	-	-
Corporate	402	550

Consolidated Totals	$219,645	$174,677

NOTE 7 - RELATED PARTIES

On July 1, 2006, GAMI, a company owned and controlled by Michael W. Hawkins, the CEO and Chairman of the Company, and his wife, contracted with ACP for the construction of an office building in Melbourne, Florida, which has various tenants including, but not limited to, Avante Holding Group, Inc. (“Avante”) and the Company. The contract was for $965,800. Contract amendments increased the price to $1,267,230. Work on the contract began in October 2006. Construction was completed as of June 30, 2007 and the contract was paid. The contract was negotiated under a fair and reasonable terms, comparable to competitive builders, and has been accounted for as an arms’ length transaction.

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007

NOTE 7 - RELATED PARTIES - continued

On October 1, 2006, Avante Leasing Corporation, a wholly-owned subsidiary of Avante, leased a truss building system to ACMT. The terms of the agreement include a five year term, 15.53% interest, with a $1 purchase price at the end of the period. This transaction was completed as the acquisition and financing of the truss system needed the financial guarantee of Avante and Michael W. Hawkins. As of December 31, 2007, the balance due to Avante Leasing Corporation under this Agreement was $74,851.

On May 16, 2007, ACP acquired 80% of ACI, a contractor of residential homes in Cleveland, Tennessee. The acquired shares of Ionian were owned by James Hawkins, the brother of Michael W. Hawkins, the CEO and a Director of the Company. The minority interest in Ionian is owned by GAMI. The acquisition of Ionian at a purchase price of $800,000 was made with the issuance of 115,942 shares of the Company’s common stock, based on the closing price on May 16, 2007 of $6.90.

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

On May 29, 2007, GAMI acquired five houses from ACI. ACI was acquired by the Company on May 16, 2007 as discussed in Note 3 - Acquisitions and Subsidiaries Formed. The sale of these houses was $1,054,500 and represented the listed sales price to the public. The balance due to Ionian in regards to this transaction was transferred to ACCY as an offset to the balance due to GAMI from the retirement of the Series B preferred stock.

On June 1, 2007, the Company leased office space for its corporate office from GAMI for $4,000 per month for five years. The lease has two renewable five year periods.

On June 29, 2007, as a condition of the financing the Company completed with Debenture Purchaser, as discussed in Note 4 - Balance Sheet Details; the Company’s Revolving Credit Agreement with Avante was to be closed out. As of June 30, 2007, due to the retirement of the Series B preferred stock and the open balance on the line of credit, the Company owed Avante $783,483. Avante issued the Company a Waiver of Default letter stating that the Company would not be required to pay the net balance as it would be detrimental of the Company’s working capital. The remaining balance payable to Avante is recorded as Due to Shareholder.

The Exclusive Investment Banking Services Agreement and the Finder Agreement, both dated October 24, 2004, and the Sales Commission Agreement, dated January 20, 2005, all between the Company and Avante, were terminated as of June 30, 2007 as a condition to the financing with Debenture Purchasers.

NOTE 8 - STOCKHOLDERS’ EQUITY

Common Stock

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

The Company has 100,000,000 shares authorized, 7,968,561 shares issued and 7,951,911 shares outstanding at no par value at December 31, 2007. On December 27, 2007, 16,650 shares of common stock issued to two former consultants were surrendered to the Company as part of the settlement for failure to pay their outstanding note.

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007

NOTE 8 - STOCKHOLDERS’ EQUITY - continued

Preferred Stock

The Company authorized, issued and has outstanding 1,500,000 Series A preferred stock at $1.00 par value at December 31, 2007 and 2006. The Series A preferred stock was issued to Paul Janssens in conjunction with the purchase by the Company of ACMT and select assets of Quality Metals Systems, LLC. This stock has the conversion rights of one for one share of common stock.

The Company has 3,500,000 authorized shares of Series B preferred stock at $0.0001 par value with no shares outstanding at December 31, 2007. The Series B preferred stock was initially issued to GAMI and Avante in conjunction with the use of personal guarantees by Michael W. Hawkins, CEO and Chairman of the Company and corporate guarantees by Avante. Michael W. Hawkins is a principal shareholder in GAMI and Avante. The conversion rights were one for two shares of common stock. On May 16, 2007, the Company purchased the outstanding shares of Series B preferred stock.

The Company has authorized 1,000,000 shares of Series C preferred stock at $0.0001 par value and has 377,358 shares issued and outstanding at December 31, 2007 and 2006. The Series C preferred stock was issued to New Millennium Entrepreneurs and Avante in conjunction with an investment of $500,000 each. The $500,000 from Avante relates to a conversion of debt associated with the line of credit between Avante and the Company. The conversion rights are one for one shares of common stock. See Note 12 - Legal Proceedings.

Treasury Stock

On May 16, 2007, the Company purchased 2,010,000 shares of Series B preferred stock from Avante and GAMI for $2,000,000.

On December 27, 2007, the Company received 16,650 shares of common stock as part of a settlement agreement with two former consultants.

NOTE 9 - STOCK OPTION PLAN

Under its Year 2004 Stock Option Plan (the “Plan”), the Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. The Company adopted SFAS 123(r), Share-Based Payments, in the first quarter of fiscal 2006. In accordance with the provisions of SFAS 123(r), the Company has recognized compensation expense related to outstanding options granted in fiscal 2007. No options were granted in fiscal 2006. Prior to fiscal 2006, the Company had adopted the disclosure-only provision of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation, Transition and Disclosure, which permitted the Company to account for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Under APB 25, compensation expense is recorded when the exercise price of the Company’s employee stock option is less than the market price of the underlying stock at the date of grant.

Options granted in fiscal 2005 had no weighted average fair value. For purposes of computing pro forma net income, the Company estimates the fair value of each option grant and employee stock purchase plan on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable, while the options issued by the Company are subject to both vesting and restrictions on transfer. In addition, option pricing models require input of highly subjective assumptions including expected stock price volatility. The Company uses projected data for expected volatility and estimates the expected life of its stock options by applying the simplified method set out in SEC Staff Accounting Bulletin No. 107 (SAB 107). The simplified method defines the expected term of an option as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007

NOTE 9 - STOCK OPTION PLAN - continued

The weighted average assumptions used to value the 2005 option grants were as follows:

Fiscal 2005
Expected life (years)	3.0
Risk-free interest rate	7.0%
Volatility	1.0%
Dividend rate	0.0%

Options granted under the Plan are exercisable at the exercise price of grant and, subject to termination of employment, expire October 31, 2014, are not transferable other than on death, and vest in three or five varying annual installments commencing at various times from the date of grant. In fiscal 2007, the Company recorded compensation cost of $21,450 within operating expenses related to stock options granted in 2007. As at December 31, 2007 total compensation cost related to non-vested awards not yet recognized was $264,550 and is expected to be recognized over five years.

The weighted average fair value at date of grant for options granted during fiscal 2007 was $2.86 per option. The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for grants.

Fiscal 2007
Expected life (years)	5.0
Risk-free interest rate	4.4%
Volatility	37.0%
Dividend rate	0.0%

On August 27, 2007, GAMI and Bruce Harmon, a Director of the Company, exercised 800,000 and 250,000 options of the Company. On December 20, 2007, Bruce Harmon exercised an additional 100,000 options. The Board of Directors approved as provided by the 2004 Stock Option Plan, the exercise value of $200,000 and $262,500, respectively, to be recorded as a note receivable for up to two years or until the shares associated with the options are sold.

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007

NOTE 9 - STOCK OPTION PLAN - continued

A summary of the Company’s stock option plan as of December 31, 2007 is presented below:

		Weighted
		Average
		Exercise
	Shares	Price

Options outstanding at December 31, 2005	2,000,000	$0.55

Granted	-	-
Forfeited	(500,000)	$.75
Exercised	-	-
Options outstanding at December 31, 2006	1,500,000	$0.48
-
Granted	100,000	$7.20
Forfeited	-	-
Exercised	(1,150,000)	$0.40

Options outstanding at December 31, 2007	450,000	$2.18

Options exercisable at December 31, 2007	250,000	$0.75

There are currently 2,400,000 unissued options under the 2004 Stock Option Plan.

The following table summarizes information for stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
Range of	Number	Average	Average	Number	Average
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Prices	@ 12/31/07	in years	Price	@ 12/31/07	Price

$0.75 - $7.20	450,000	4.91	$2.18	250,000	$0.75

A total of 3,000,000 warrants were issued on August 1, 2005 to various individuals/entities. These warrants were issued as an inducement to provide financing or refinancing of debt and for strategic business purposes. All warrants were fully vested on the date of issue. Warrants issued consisted of 500,000 at a $0.50 conversion rate, 500,000 at a $1.00 conversion rate, 500,000 at a $1.50 conversion rate, 500,000 at a $2.00 conversion rate, 500,000 at a $2.50 conversion rate, and 500,000 at a $3.00 conversion rate.

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007

NOTE 9 - STOCK OPTION PLAN - continued

	For the Year Ended
	December 31,
	2007	2006

Net income (loss) applicable to common stockholders	$1,603,261	$(2,039,294)
Stock based employee compensation
Determined under fair value based method for all awards	-	(5,000)

Net income - pro forma	$1,603,261	$(2,044,294)

Net income (loss) per share applicable to common stockholders as reported:
Basic	$0.22	$(0.43)
Diluted	$0.14	$(0.23)
Net income (loss) per share to common stockholders - pro forma:
Basic	$0.22	$(0.43)
Diluted	$0.14	$(0.23)

On September 29, 2006, 750,000 warrants were exercised, The exercised warrants consisted of 50,000 at a $0.50 conversion rate, 100,000 at a $1.00 conversion rate, 75,000 at a $1.50 conversion rate, 225,000 at a $2.00 conversion rate, and 300,000 at a $2.50 conversion rate. The Company recorded a receivable, and the shares were issued for the 75,000 shares, 225,000 shares and 297,100 shares. The Company did not receive payment in a timely manner, and subsequently in 2007, the stock was cancelled and the shares forfeited. The warrants remain unissued.

On June 30, 2007, the Company issued 1,874,999 warrants at a conversion rate of $4.00 in conjunction with the issuance of convertible debentures. See Note 4 - Balance Sheet Details. Also, on December 3, 2007, the Company issued 865,000 warrants at an average conversion price of $4.97 as an inducement to provide financing.

A summary of warrant activity for years ended December 31, 2007 and 2006 is as follows:

		Weighted
		Average
		Conversion
	Shares	Price

Warrants outstanding at December 31, 2005	3,000,000	$1.74

Exercised	(750,000)	$1.92
Granted	120,000	$3.00
Warrants outstanding at December 31, 2006	2,370,000	$1.74

Exercised	(417,205)	$1.46
Granted	2,739,999	$4.30
Recapture of cancelled subscriptions	597,100	$2.89
Cancelled or forfeited	(40,304)	$1.69
Warrants outstanding at December 31, 2007	5,249,590	$3.23

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007

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

A reconciliation of net income and the weighted average number of common and common equivalent shares outstanding for calculating diluted earnings per share is as follows:

	For the Year Ended December 31,
	2007	2006
Numerator for basic income (loss) per share, as reported	$1,603,261	$(2,039,294)
Preferred stock dividends	-	-
Income (loss) for basic EPS calculations	$1,603,261	$(2,039,294)

Effect of dilutive securities, as reported
Interest on convertible debt	221,369	-

DILUTED INCOME (LOSS) FOR EPS CALCULATIONS	$1,824,630	$(2,039,294)

WEIGHTED AVERAGE NUMBER OF SHARES FOR BASIC EPS	7,136,411	4,776,112

Effect of dilutive securities, as reported
Stock Options	1,044,939	860,822
Warrants Convertible Debt	1,999,533 550,923	2,843,096 352,988
Convertible Preferred Stock	1,877,358	3,887,358
WEIGHTED AVERAGE NUMBER OF SHARES FOR DILUTED EPS	12,609,164	12,720,376

BASIC INCOME PER SHARE	$0.22	$(0.43)

DILUTED INCOME PER SHARE	$0.14	$(0.16)

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007

NOTE 11 - INCOME TAXES

A reconciliation of income tax computed at the statutory federal rate to income tax expense (benefit) is as follows:

	For the Year Ended
	December 31,
	2007	2006

Tax expense (benefit) at the statutory rate of 35%	$561,892	$(713,753)
State income taxes, net of federal income tax	-	-
Change in valuation allowance	(561,892)	713,753

Total	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

December
31, 2007
Deferred tax assets:
Net operating loss carryforward - 2005	$111,362
Net operating loss carryforward - 2006	713,753
Total net operating loss carryforward	$825,115
Total deferred tax assets	$825,115
Less tax expense - 2007	(561,892)
Less valuation allowance	(263,223)
Total net deferred tax assets	$0

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2005 and 2006 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $263,223 as of December 31, 2007.

At December 31, 2005 and 2006, the Company had net operating losses carryforward available for United States tax purposes of $318,177 and $2,039,294, respectively, for a total of $2,357,471. The carryforward for 2005 expires in 2025 and for 2006, in 2026. The Company utilized $1,603,261 of the net operating losses in 2007. The remaining net operating loss carryforward of $754,210 expire in 2026.

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007

NOTE 12 - LEGAL PROCEEDINGS

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

On January 30, 2008, subsequent to the date of this report, the Company was named in a lawsuit captioned Kelco Metals, Inc. v. Alternative Construction Technologies, Inc., Circuit Court of Cook County Illinois, 2008L001092.  The lawsuit alleges breach of contract in the amount of $109,197.  The Company entered into an agreement to acquire metal which was to have been sent to a third party, Precoat Metal, Inc., for the metal to be galvanized.  The Company is on thirty day payment terms.  Kelco Metals, Inc. (“Kelco”) invoiced the Company for steel prior to it going to PreCoat Metal, Inc., then demanded payment prior to shipping to the Company and held up the metal at Precoat Metal, Inc..  The Company elected not to pay for the metal as the demand for prepayment is contradiction to the payment terms.  The Company has meritorious defenses to the lawsuit and has informed Kelco that upon delivery of the product in compliance with the terms of the contract, they will be paid in accordance with the contract terms.

NOTE 13 - SUBSEQUENT EVENTS

On January 2, 2008, the Company formed Solar 18 ACTech Panel, Inc. for the purpose of a joint venture with Atlan Holdings Group, Inc.

On January 30, 2008, subsequent to the date of this report, the Company was named in a lawsuit captioned Kelco Metals, Inc. v. Alternative Construction Technologies, Inc., Circuit Court of Cook County Illinois, 2008L001092. See Note 12 - Legal Proceedings.

On February 20, 2008, the Company formed Alternative Construction Manufacturing of Florida, Inc. for the purpose of conducting related business in Florida.

On February 26, 2008, CAMOFI Master LDC and CAMHZN Master LDC converted $150,000 and $50,000, respectively, of its senior secured debenture into equity of the Company at the rate of $4.00 per share.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 as of December 31, 2007. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of December 31, 2007. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment described above, management has concluded that our internal control over financial reporting was not effective during the year ended December 31, 2007. Management has determined that (i) insufficient staffing and supervision resources and (ii) inability to detect the inappropriate application of United States GAAP principles are material weaknesses in our internal control over financial reporting.

The Company historically has had limited staff and financing. In December 2007, we appointed a new Interim CFO, who is a CPA and has significant experience in accounting operations, auditing, and internal control systems. In the future, we intend to hire additional qualified personnel to allow for adequate separation of duties.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by out registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to persons who are serving as directors and officers of the Company. Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

NAME	AGE	POSITION	HELD POSITION SINCE
Michael W. Hawkins	45	Chairman, Chief Executive Officer	22-Oct-04
Willis Kilpatrick	48	Director	22-Oct-04
Jeffrey B. Saturday (1)	32	Director	16-Aug-05
Thomas Amon	60	Secretary, Director	22-Oct-04
Bruce Harmon	49	Director	20-Dec-07
Anthony J. Francel	44	Chief Operating Officer	1-Jun-07
John S. Wittler	49	Interim Chief Financial Officer	20-Dec-07
Gina Bennett	39	Chief Compliance Officer	1-Aug-05

(1) Resigned effective February 29, 2008.

Biography of Directors and Officers

MICHAEL W. HAWKINS, CHAIRMAN AND CHIEF EXECUTIVE OFFICER. Mr. Hawkins is the Founder and Chairman of the Company. He was named CEO in April 2005. Since 1997, Mr. Hawkins has served as the Founder and CEO of Avante (formerly known as 2Play Corporation and MWH Information) which helps innovators, entrepreneurs and startups with all facets of their development and growth. Mr. Hawkins controls more than 50% of the Avante stock. He has assisted in the development, funding and transition to public venue for six small-cap companies. He has served at the capacity of Chairman of the Board, Director or as a senior level officer of many other start-up and early stage corporations. Mr. Hawkins has never served as an Officer or Director of any other publicly trade companies. Mr. Hawkins holds a BS in Computer Studies from the University of Maryland.

WILLIS H. KILPATRICK, JR. R.P.H., DIRECTOR. Mr. Kilpatrick is a Founder and Director of the Company. He is currently the managing member of South Residential Enterprises, LLC, a sole-proprietor company owned jointly by Mr. and Mrs. Kilpatrick since 1994, where he has overseen multi-million dollar residential development projects in Mississippi. He is a licensed Pharmacist working with the Indian Reservation hospitals in and around Philadelphia, Mississippi. He has served as a Consultant and Investor with SinoFresh Healthcare, Inc., (OTCBB: SFSH) and a Board Member for Integrity Messenger Corporation prior to its reverse merger into a public shell. In addition, he serves as a Board Member and Chief Executive Officer for the privately held company of Adyton Technologies, Inc., a Delaware Corporation established in 2001 that manufactures wellness products. He is a graduate of the University of Mississippi.

JEFFREY B. SATURDAY, DIRECTOR. Mr. Saturday, is the two-time Pro Bowl starting center of the 2007 Super Bowl Champion Indianapolis Colts. Mr. Saturday is also an accomplished businessman and is involved in several companies in the areas of construction, land acquisition and developing. He is actively involved in the management of those companies, and currently has over ten properties under development. He serves on the Board of Directors of Advanced Construction Group, LLC, a registered General Contracting firm in LaGrange, Georgia. Mr. Saturday resigned his position on February 29, 2008.

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

BRUCE HARMON, DIRECTOR. Mr. Harmon is a Founder of the Company and previously served as the Interim CFO. Mr. Harmon was instrumental in the public registration of SinoFresh HealthCare, Inc. (SFSH.OB) in 2003 and has worked with Avante regarding Alternative Construction Technologies, Inc., Accelerated Building Concepts Corporation (ABCC.OB) and Organa Technologies Group, Inc. (OGTG.PK). He currently is also a director with ABCC.OB and OGTG.PK and serves as Interim CFO of ABCC.OB. Additionally, Mr. Harmon previously served as CFO of SFSH.OB and OGTG.PK. Mr. Harmon holds a B.S. degree in Accounting from Missouri State University.

ANTHONY J. FRANCEL, CHIEF OPERATING OFFICER (COO). Mr. Francel is a Founder, Chief Operating Officer and the Corporate Communications Officer for Alternative Construction Technologies, Inc. for the past three years.  Mr. Francel has a financial, administrative, sales and communications background. He also has sales, operations and manufacturing experience in the field of alternative materials and environmentally friendly and socially responsible products.  For the two years prior, Mr. Francel served as a Senior Advisor at the Advisory and Intermediary Services, Inc., a division of International Profits Associated, Inc., as an independent consultant where he analyzed businesses to determine value and/or remedy efficiency and costing issues or provided corporate communication services.  Through Pragmatic Business Solutions, Mr. Francel provided Investor Relations, Public Relations, Media Relations, Funding and Sales & Marketing expertise. He has considerable experience with the "environmentally friendly", organic, sustainable and United Nations communities where his experience with and relationships in the United Nations, federal and state governments and business are invaluable resources and are helping to position the company globally and politically.

JOHN S. WITTLER, CPA, INTERIM CHIEF FINANCIAL OFFICER. Mr. Wittler brings over twenty-six years of financial management, audit and consulting experience to the company. For the past three and a half years, Mr. Wittler was a senior manager with the international consulting firm of Control Solutions International, where he managed and performed engagements for Sarbanes-Oxley 404 compliance, internal audits and Quality Assessment Reviews for medium and large publicly held companies.  From 1999 through 2002, Mr. Wittler was a project management consultant for UPS Supply Chain Solutions, where he was responsible for the design and implementation of global, integrated financial systems. Prior to 1999, Mr. Wittler has served as CFO or controller for several logistics, telecommunications, and manufacturing companies and was an Audit Manager with Ernst & Young.  He holds a B.S. degree in Accounting from Ball State University.

On October 23, 2007, under the Articles of the Bylaws, by unanimous consent of the Board of Directors, the Bylaws were amended. The amended Bylaws formed the appropriate committees and approved charters for the Audit Committee, Nomination Committee, and the Compensation Committee. In addition, it removed the authority originally granted to Avante to appoint the majority of the directors. The Board of Directors elected to accept the appointments by Avante as board members. Subsequently, on February 29, 2008, one board member resigned reducing the number of board members below the minimum level authorized by the Bylaws. In a special meeting of the Board of Directors, it elected to increase the number of authorized board members to six. The deficiency on the board will be rectified in the first quarter of 2008.

Our directors are elected at the annual meeting of the shareholders, with vacancies filled by the Board of Directors, and serve until their successors are elected and qualified, or their earlier resignation or removal. Officers are appointed by the board of directors and serve at the discretion of the board of directors or until their earlier resignation or removal.

Indemnification of Directors and Officers

Florida Corporation Law allows for the indemnification of officers, directors, and any corporate agents in terms sufficiently broad to indemnify such persons under certain circumstances for liabilities, including reimbursement for expenses, incurred arising under the 1933 Act. The Bylaws of the Company provide that the Company will indemnify its directors and officers to the fullest extent authorized or permitted by law and such right to indemnification will continue as to a person who has ceased to be a director or officer of the Company and will inure to the benefit of his or her heirs, executors and Consultants; provided, however, that, except for proceedings to enforce rights to indemnification, the Company will not be obligated to indemnify any director or officer in connection with a proceeding (or part thereof) initiated by such person unless such proceeding (or part thereof) was authorized by the Board of Directors. The right to indemnification conferred will include the right to be paid by the Company the expenses (including attorney’s fees) incurred in defending any such proceeding in advance of its final disposition.

The Company may, to the extent authorized from time to time by the Board of Directors, provide rights to indemnification and to the advancement of expenses to employees and agents of the Company similar to those conferred to directors and officers of the Company. The rights to indemnification and to the advancement of expenses are subject to the requirements of the 1940 Act to the extent applicable.

Furthermore, the Company may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Company or another company against any expense, liability or loss, whether or not the Company would have the power to indemnify such person against such expense, liability or loss under the Delaware General Corporation Law.

Committees of the Board of Directors

Audit Committee

Bruce Harmon serves as the interim chairman of the audit committee. A new audit chairman will be named by the Company in the first quarter of 2008. Additionally, Willis Kilpatrick serves as an independent audit committee member. The audit committee is responsible for overseeing all of our financial and legal and regulatory compliance functions, including matters relating to the appointment and activities of our auditors, audit plans and procedures, various accounting and financial reporting issues and changes in accounting policies, and reviewing the results and scope of the audit and other services provided by our independent public accountants. The audit committee is also responsible for aiding our Board of Directors in fair value pricing debt and equity securities that are not publicly traded or for which current market values are not readily available. When appropriate, the Board of Directors and audit committee will utilize the services of an independent valuation firm to help them determine the fair value of these securities.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee members are Jeffrey B. Saturday (through February 29, 2008) and Willis Kilpatrick. A replacement for Mr. Saturday will be named by the Company in the first quarter of 2008. The nominating and corporate governance committee is responsible for identifying, researching and nominating directors for election by our stockholders, selecting nominees to fill vacancies on our board of directors or a committee of the board, developing and recommending to the board of directors a set of corporate governance principles and overseeing the evaluation of the board of directors and our management. Willis Kilpatrick serves as the chairman of the nominating and corporate governance committee.

The nominating and corporate governance committee considers nominees properly recommended by our stockholders. The nominating and corporate governance committee will consider qualified director nominees recommended by stockholders when such recommendations are submitted in accordance with the Company’s governing documents and any applicable law, rule or regulation regarding director nominations. When submitting a nomination to the Company for consideration, a stockholder must provide certain information that would be required under applicable Commission rules, including the following minimum information for each director nominee: full name, age and address; principal occupation during the past five years; current directorships on publicly held companies and private companies; number of shares of Company common stock owned, if any; and, a written consent of the individual to stand for election if nominated by the Board of Directors and to serve if elected by the stockholders.

Compensation Committee

The compensation committee currently consists of Willis Kilpatrick. The Company will name a new member in the first quarter of 2008. Mr. Kilpatrick serves as chairman of the compensation committee. The compensation committee reviews and recommends to the full board for approval the compensation paid by us to our officers.

Item 11. Executive Compensation.

Our directors do not receive any stated salary for their services as directors or members of committees of the board of directors, but by resolution of the board, a fixed fee may be allowed for attendance at each meeting. Directors may also serve the company in other capacities as an officer, agent or otherwise, and may receive compensation for their services in such other capacity. Upon their election to the board, non-employee directors are paid $1,500 per day on the day board meetings are held, with an annual limit of $4,000. No such fees have been paid to any director since incorporation. Reasonable travel expenses are reimbursed.

The following table sets forth all the compensation earned by the person serving as the Chief Executive Officer (Named Executive Officer) and each other executive officer during the calendar years ended December 31, 2007, 2006 and 2005.

							Nonqualified
Name and						Non-Equity	Deferred
Principal				Stock	Option	Incentive Plan	Compensation	All Other
Position	Year	Salary (1)	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total

Michael W. Hawkins, CEO (2)	2007	$366,000	$98,906	$-	$-	$-	$-	$-	$464,906
	2006	$366,000	$-	$-	$-	$-	$-	$-	$366,000

Anthony Francel, COO (3)	2007	$90,000	$-	$-	$-	$-	$-	$-	$90,000
	2006	$90,000	$-	$-	$-	$-	$-	$-	$90,000

Bruce Harmon, Interim CFO (4)	2007	$60,000	$-	$-	$-	$-	$-	$-	$60,000
	2006	$60,000	$-	$-	$-	$-	$-	$-	$60,000

Steves Rodriguez, Interim CFO (5)	2006	$45,000	$-	$-	$-	$-	$-	$-	$45,000

John S. Wittler, Interim CFO (6)	2007	$-	$-	$-	$-	$-	$-	$-	$-

(1) The amounts reflected in the above table do not include any amounts for perquisities and other personal benefits extended to the named executive officer.
(2) Represents consulting and compliance service fees paid to Avante Holding Group, Inc., of which Mr. Hawkins is a principal shareholder and CEO. Avante Holding Group, Inc. provides services and labor in exchange for the consulting fees ($96,000) and the compliance services ($270,000), for 2007. See "Certain Relationships and Related Transactions, and Director Independence."

(3) Mr. Francel served as CEO of the manufacturing plant (ACMT) prior to becoming the COO on June 1, 2007.
(4) Mr. Harmon was the Corporate Controller from October 2004 through September 2006. On September 26, 2006, he was appointed as Interim CFO. Subsequently, on December 20, 2007, he resigned as Interim CFO and was appointed as a director for the Company.

(5) Mr. Rodriguez resigned as CFO on September 26, 2006.
(6) Mr. Wittler was appointed as Interim CFO on December 20, 2007 and was not compensated in 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our shares of voting stock as of December 31, 2007 by: (i) each person who is known by us to beneficially own more than 5% of the issued and outstanding shares of common stock; (ii) the Chairman and Chief Executive Officer; (iii) the directors; and (iv) all of the executive officers and directors as a group. For purposes of the beneficial ownership calculations below, the Series A and C preferred stock, which is convertible into common stock on a 1-for-1 basis, the options and warrants, are included on an as converted basis such that the total issued, issuable and outstanding voting stock becomes 16,415,816. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable.

	Amount and Nature of
Name and Address of Beneficial Owner (1) (2)	Beneficial Ownership		Percent
Michael W. Hawkins, Chairman and Chief Executive Officer	1,952,883	(3)	14.3%
Willis Kilpatrick, Director	461,290	(4) (8)	3.4%
Jeffrey B. Saturday, Director	101,000	(7)	0.7%
Thomas Amon, Secretary and Director	790,000	(5)	5.8%
Bruce Harmon, Director	606,250	(9)	4.4%
Anthony Francel, Chief Operating Officer	526,750	(10)	3.9%
John S. Wittler, Interim Chief Financial Officer	1,000		0.0%
Paul Janssens	1,737,696	(6)	12.7%

All Officers, Directors and 10% Shareholders as a Group	6,176,869		45.2%

(1) Unless otherwise noted, the address of each person or entity listed is c/o Alternative Construction Technologies, Inc., 2910 Bush Drive, Melbourne, FL 32935.
(2) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or convertible securities that are currently exercisable or exercisable within 60 days of December 31, 2007, are deemed outstanding for computing the percentage of the person holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community propery laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3) Includes 320,000 shares of common stock owned by Avante Holding Group, Inc., which is majority owned by GAMI, LLC, which is a limited liability company that Mr. Hawkins and his wife are 100% owners and managing members, 155,000 shares of common stock upon exercising of warrants owned by Avante Holding Group, Inc., 202,854 shares of common stock owned by Ventures Unlimited, LLC, which is a limited liability company Mr. Hawkins is a majority owner, and 1,086,350 shares of common stock owned by GAMI, LLC.

(4) Mr. Kilpatrick's address is 1012 Edgewater Drive, Philadelphia, Mississippi 39350.
(5) Mr. Amon's address is 250 West 57th Street, Suite 1316, New York, NY 10107.
(6) Represents 1,500,000 shares of common stock issuable upon conversion of 1,500,000 shares of Series A preferred stock.
(7) 100,000 shares held under Saturday Enterprises.
(8) Shares held under Southern Residential Enterprises.
(9) Represents 581,250 shares of common stock, and 25,000 shares of common stock upon exercising of warrants.
(10) Represents 251,750 shares of common stock, 250,000 shares of common stock upon exercising of options and 25,000 shares of common stock upon exercising of warrants.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Paul Janssens, the former CEO and Chairman of the Company’s Predecessor (“ACT-DE”), contracted with the Company for the assignment of the United States rights to the ACT-DE product patents in exchange for 1,500,000 shares of Series A preferred stock. By virtue of the acquisition of ACT-DE by the Company, the United States and international rights to the ACT-DE product patents formerly held by Paul Janssens have become the property of the Company. In addition, the company owed Mr. Janssens Six Hundred Twenty Nine Thousand Eight Hundred and Twenty-Four ($629,894) Dollars as evidenced by a convertible Promissory Note with interest at the rate of 12% per annum. On September 26, 2006, Mr. Janssens converted this convertible Promissory Note to 237,696 shares of common stock of the Company. Mr. Janssens has no other agreement with the company or its affiliates, and is not involved in the operations of the Company or its subsidiaries.

The Company is a party to a number of agreements with Avante. Michael Hawkins is the Chief Executive Officer and principal shareholder of Avante.

The scope of the Exclusive Investment Banking Services Agreement between the Company and Avante provided "... services including the merger of the Company with or into another entity, or the sale of part or all of the Company's fixed, technology or intangible assets including the Company's patented and proprietary product(s), its website and any related systems.". The Agreement compensated Avante using the "Double Lehman Formula" (10% of the first million, 8% of the second million, 6% of the third million, 4% of the fourth million and 2% for all amounts over $4 million) for all transactions. Additionally, the Investment Agreement provided a fixed 2% expense account for out-of-pocket expenses to be paid in conjunction with the stated Transaction Fees. This contract was terminated on June 30, 2007, under the terms and conditions of the Company’s new financing.

The Consulting Agreement between the Company and Avante provides the Company with a Vice President of Finance. The monthly fee is $8,000 under a term of three years commencing October 24, 2004 with a renewable three-year term which was renewed in October 2007. If the Company meets certain revenue and/or profitability levels, the Agreement provides a bonus structure as follows: Consultant will receive annual incentive bonus compensation equal to half of one percent (.5%) of annual Gross Revenues (GR) plus one-quarter of one percent (.25%) of the annual growth in Gross Revenues (Bonus Year Gross Revenues less Prior Year Gross Revenues) plus one and one-half percent (1.5%) of Net Income (NI). The formula for calculation of the annual incentive bonus is: .005GR + .0025 (Bonus Year GR less Prior Year GR) + .015NI where GR and NI are greater than or equal to zero. The annual incentive bonus will be calculated based on the Corporation’s financial results as of December 31st of each year with the bonus payable by April 15th of the following year. As of December 31, 2007, the Company has accrued $98,906 for the annual bonus.

Avante will on occasion, use its funds to purchase various components of the business. Additionally, the services indicated in the Consulting Agreement and the Compliance Consulting Agreement, which are to be paid monthly to Avante, are not paid timely which is to accommodate the other cash requirements of the Company. Additionally, the monthly rent due to GAMI for the corporate office is also not paid timely. GAMI has assigned its receivable from the Company to Avante, as they have common ownership. As previously stated, as a condition of the Company’s new financing, the Revolving Credit Agreement was terminated. Therefore, any balances due to Avante are classified on the balance sheet as due to shareholder. As of December 31, 2007, that balance was $212,827.

The Compliance Consulting Agreement between the Company and Avante provides the Company with specialized corporate compliance in regards to the Company's product(s) and the required regulatory issues and other areas construed as compliance. The monthly fee for said services is $22,500 per month for a three-year period with one automatically renewable three-year term. The Agreement has various rate increase clauses that are the sole discretion of the Company’s Compensation Committee. Additionally, it contains a clause for the conversion of fees to the stock of the Company at a rate of 10% below the current market price. This Agreement was effective August 1, 2005.

On June 1, 2007 the Company leased its corporate office space in Melbourne from GAMI at a rent of $4,000 per month. The terms of the triple net lease are five years, payable monthly. There are two renewable five year options. In addition, Avante provides telephone and other office services on a reimbursement basis.

In 2007, GAMI purchased five houses from ACI at an arms-length transaction.

The Company contracted in 2005 with Steves Rodriguez, CPA, as its Chief Financial Officer and Director. Mr. Rodriguez is a Partner with London & Company, a California CPA firm. Mr. Rodriguez's firm billed the Company on a monthly basis for a set fee of $5,000. The Company issued a convertible promissory note for $20,000 payable to Mr. Rodriguez on July 31, 2005. This note was converted to 7,548 shares of stock on September 26, 2006. Mr. Rodriguez resigned effective September 26, 2006.

On May 16, 2007, the Company acquired the outstanding 2,010,000 shares of Series B preferred stock (conversion value of 4,020,000 shares of Common Stock) from Avante (1,060,000 shares) and GAMI (950,000 shares), at a reduced value of $2,000,000, approximately $.95 per share (if converted to common stock approximately $.4975 per share). At the date of the agreement, the calculated fair market value of the outstanding shares (average trading price) was $29,185,200. The $2,000,000 was to be paid by December 31, 2007. In order not to restrict the Company’s cash flow, Avante, controlling the entire $2,000,000 of both GAMI and Avante’s receivable with the assignment by GAMI, and to ensure compliance with the Debentures, Avante issued the Company a Waiver of Default letter with an expiration of March 31, 2008. The letter stipulates that in the event Avante determines that the Company is in default, the Company would be required to remedy the balance with full payment within ten days or issue 4,020,000 shares of its common stock. The 4,020,000 shares would reflect the two for one conversion rate of the original Series B preferred stock.

On May 16, 2007, the Company acquired 80% of Ionian Construction, Inc., a company which was majority-owned by James Hawkins, the brother of the Company’s CEO, Michael W. Hawkins. The transaction was at an arms-length. The 20% minority interest is held by GAMI.

On November 28, 2007, the Company acquired 100% of Modular Rental and Leasing Corporation from Avante for $800. Prior to acquisition, the company had no activity.

The Law Offices of Thomas G. Amon, New York, New York, represents the Company on certain legal matters. Thomas G. Amon, a principal in that firm is a director of the Company and owns 790,000 common shares of Company stock.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The Company has paid $22,500 and $22,500 for its quarterly financial reviews, Form 10-Q reviews, and Form 10-K reviews for 2007 and 2006, respectively. The Company has paid $50,000 and $45,000 for its annual financial audits for 2007 and 2006, respectively.

Tax Fees

The Company’s taxes are prepared internally therefore no fees have been paid associated with tax preparation.

All Other Fees

The Company has no other related fees.

The Company’s Audit Committee has an Audit Committee Charter with the appropriate policies and procedures regarding approvals. The Audit Committee has approved of all items disclosed in this section.

The Company’s auditors are Liebman, Goldberg & Drogin, LLP, located in Garden City, New York.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

See Item 8. Financial Statements and Supplementary Data.

Exhibits

See the Exhibit Index following the signature page of this Registration Statement, which Exhibit Index is incorporated herein by reference.

3.1 Articles of Incorporation, dtd 10/26/2004*

3.2 Bylaws*

3.3 Articles of Amendment of Articles of Incorporation, dated 1/10/05*

3.4 Articles of Amendment of Articles of Incorporation, dated 1/14/05*

3.5 Articles of Amendment of Articles of Incorporation, dated 6/2/05*

3.6 Articles of Amendment of Articles of Incorporation, dated 8/9/05*

3.7 Acquisition Agreement between Alternative Construction Company, Inc. and Alternative Construction Technologies Corporation, dated 12/15/04*

5.1 Opinion Regarding Legality**

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

10.17 Revolving Credit Agreement between Alternative Construction Company and Avante Holding Group*

10.18 Amended and Restated Convertible Promissory Note with Willis Kilpatrick, dated 1/21/05*

10.19 Amended and Restated Convertible Promissory Note with Paul Janssens, dated 6/30/05*

10.20  Management Services Agreement between ProSteel Builders Corporation and Advanced Construction Partners, LLC, dated 8/18.05*

10.21 Forms of Warrants*

10.22 Form of Securities Purchase Agreement**

10.23 Form of Warrants to Purchase Stock**

10.24 Form of Senior Secured Debenture**

10.25 Form of Security Agreement**

10.26 Form of Lock-up Agreement***

10.27 Placement Agreement with Dinosaur Securities, LLC***

10.28 Series C Preferred Authorization*

10.29 Series C Board Resolution*

10.30 Acquisition Agreement between Alternative Construction Company, Inc., and Ionian Construction, Inc., dated May 16, 2007*****

10.31 Acquisition Agreement between Alternative Construction Technologies, Inc., and Revels Construction, LLC, dated August 27, 2007*****

10.32 Acquisition Agreement between Alternative Construction Technologies, Inc., and Avante Holding Group, Inc. for Modular Rental and Leasing Corporation, dated November 28, 2007****

10.33 Joint Venture Agreement between Atlan Holdings International, Inc., Alternative Construction Technologies, Inc., and Alternative Construction Consulting Services, Inc., dated November 10, 2007*****

23.1 Consent of Liebman Goldberg & Drogin LLP*****

* Incorporated by reference from Form SB-2 Registration Statement filed on September 8, 2005; Reg. No. 333-128191.

** As previously filed on Form 8-K filed on July 9, 2007.

*** Incorporated by reference from Form S-1/A Registration Statement filed on February 8, 2008; Reg. No. 333-128191.

**** As previously filed on Form 8-K on December 21, 2007.

***** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Michael W. Hawkins	March 7, 2008
Michael W. Hawkins, Chief Executive Officer	Date

/s/ John S. Wittler	March 7, 2008
John S. Wittler, Chief Financial Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael W. Hawkins	March 7, 2008
Michael W. Hawkins, Chairman of the Board	Date

/s/ Bruce Harmon	March 7, 2008
Bruce Harmon, Audit Committee Chairman, Director	Date

/s/ Thomas G. Amon	March 7, 2008
Thomas G. Amon, Director	Date

/s/ Willis Kilpatrick	March 7, 2008
Willis Kilpatrick, Director	Date

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

(a) Except to the extent that the materials enumerated in (1) and/or (2) below are specifically incorporated into this Form by reference (in which case see Rule 12b-23(d)), every registrant which files an annual report on this Form pursuant to Section 15(d) of the Act shall furnish to the Commission for its information, at the time of filing its report on this Form, four copies of the following:

(1)	Any annual report to security holders covering the registrant’s last fiscal year; and

(2)	Every proxy statement, form of proxy or other proxy soliciting material sent to more than ten of the registrant’s security holders with respect to any annual or other meeting of security holders.

(b) The foregoing material shall not be deemed to be “filed” with the Commission or otherwise subject to the liabilities of Section 18 of the Act, except to the extent that the registrant specifically incorporates it in its annual report on this Form by reference.

(c) If no such annual report or proxy material has been sent to security holders, a statement to that effect shall be included under this caption. If such report or proxy material is to be furnished to security holders subsequent to the filing of the annual report of this Form, the registrant shall so state under this caption and shall furnish copies of such material to the Commission when it is sent to security holders.