Form 10-Q
period 2008-03-31
Alternative Construction Company, Inc.
filed 2008-05-15
CIK 1337566

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

At March 31, 2008, 8,923,041 shares of the registrant’s common stock (no par value) were outstanding.

FORWARD LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts regarding Accelerated Building Concepts Corporation’s (the “Company’s”) business strategy, future operations, financial position, estimated revenues or losses, projected costs, prospects, plans and objectives are forward looking statements. These forward-looking statements appear in a number of places and can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” “hopes” or “certain” or the negative of these terms or other variations or comparable terminology.

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements including, without limitation, the following: the future prospects for and growth of the Company and the industries in which it operates, the level of the Company’s future sales, customer demand and cost of raw materials, the Company’s ability to maintain its business model; the Company’s ability to retain and recruit key personnel; the Company’s ability to maintain its competitive strengths and to effectively compete against its competitors; the Company’s short-term decisions and long-term strategies for the future and its ability to implement and maintain such decisions and strategies, including its strategies: (i) to focus on manufacturing revenue growth from an increasing base of customers, (ii) to focus on leasing revenue growth from an increasing base of leasable assets, and (iii) to create infrastructure capabilities that can provide prompt and efficient project bidding, expedited manufacturing, and rapid delivery; the demand by the educational market (and the K-12 market in particular) for the Company’s modular products; the effect of delays or interruptions in the passage of statewide and local facility bond measures on the Company’s operations; the effect of changes in applicable law, and policies relating to the use of temporary buildings on the Company’s modular sales and leasing revenues, including with respect to class size and building standards; the effects of changes in the level of state funding to public schools and the use of classrooms that meet the Department of Housing requirements; the Company’s ability to maintain and upgrade modular equipment to comply with changes in applicable law and customer preference; the Company’s strategy to effectively implement its expansion into Georgia and other new markets in the U.S.; and the Company’s reliance on its information technology systems; the Company’s engaging in and ability to consummate future acquisitions; manufacturers’ ability to produce products to the Company’s specification on a timely basis; the Company’s ability to maintain good relationships with school districts, other customers, manufacturers, and other suppliers; the impact of debt covenants on the Company’s flexibility in running its business and the effect of an event of default on the Company’s results of operations; the effect of interest rate fluctuations; the Company’s ability to manage its credit risk and accounts receivable; the timing and amounts of future capital expenditures and the Company’s ability to meet its needs for working capital including its ability to negotiate lines of credit; the Company’s ability to track technology trends to make good buy-sell decisions with respect to electronic test equipment; the effect of changes to the Company’s accounting policies and impact of evolving interpretation and implementation of such policies; the risk of litigation and claims against the Company; the impact of a change in the Company’s overall effective tax rate as a result of the Company’s mix of business levels in various tax jurisdictions in which it does business; the adequacy of the Company’s insurance coverage; the impact of a failure by third parties to manufacture our products timely or properly; the level of future warranty costs of modular structures that we sell; the effect of seasonality on the Company’s business; and the Company’s ability to pass on increases in its costs of modular structures, including manufacturing costs, operating expenses and interest expense through increases in rental rates and selling prices. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above and the “Risk Factors” set forth in this Form 10-Q. Moreover, neither we assume nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.

Forward-looking statements are made only as of the date of this Form 10-Q and are based on management’s reasonable assumptions, however these assumptions can be wrong or affected by known or unknown risks and uncertainties. No forward-looking statement can be guaranteed and subsequent facts or circumstances may contradict, obviate, undermine or otherwise fail to support or substantiate such statements. Readers should not place undue reliance on these forward-looking statements and are cautioned that any such forward-looking statements are not guarantees of future performance. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results or to changes in our expectations.

ITEM I. FINANCIAL STATEMENTS

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Consolidated Balance Sheet

	(unaudited)
	March 31,	December 31,
	2008	2007

ASSETS
Current Assets
Cash	$182,145	$200,413
Accounts Receivable, Net	2,586,319	1,750,542
Inventory	1,323,263	1,477,112
Prepaid Expenses	894,055	959,365
Costs in Excess of Billings	566,418	265,403
Total Current Assets	5,552,200	4,652,835
Property, Plant and Equipment, Net	3,117,194	3,167,726
Other Assets	1,462,500	1,462,500
Goodwill	2,355,802	2,355,802
Total Assets	$12,487,696	$11,638,863

See accompanying notes to consolidated financial statements.

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Consolidated Balance Sheet

	(unaudited)
	March 31,	December 31,
	2008	2007

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes Payable, Current Portion	$746,616	$626,529
Accounts Payable and Accrued Expenses	1,851,188	1,500,068
Accrued Payroll and Taxes	86,323	77,865
Capital Leases, Current Portion	27,602	26,705
Due to Shareholder	104,742	212,827
Billings in Excess of Costs on Uncompleted Contracts	31,954	-
Deferred Revenue	37,639	59,266
Total Current Liabilities	2,886,064	2,503,260
Noncurrent Liabilities
Notes Payable, Noncurrent Portion	4,223,772	4,449,549
Capital Leases, Noncurrent Portion	59,394	66,712
Total Noncurrent Liabilities	4,283,165	4,516,261
Total Liabilities	7,169,230	7,019,521
Minority Interest	27,346	31,223
Stockholders' Equity
Preferred Stock
Series A convertible preferred stock, voting, $1.00 par value, 1,500,000 shares authorized, 1,500,000 shares issued and outstanding	1,500,000	1,500,000
Series C convertible preferred stock, voting, $.0001 par value, 1,000,000 shares authorized, 377,358 shares issued and outstanding, respectively	38	38
Common Stock
Alternative Construction Company, Inc.: no par value, 100,000,000 shares authorized, 8,923,041 and 6,732,405 issued, respectively; 8,906,391 and 6,732,405 shares outstanding, respectively
Treasury Stock	(1,999,799)	(1,999,799)
Additional Paid In Capital	6,725,865	5,911,565
Accumulated Deficit	(934,983)	(823,685)
Total Stockholders' Equity	5,291,121	4,588,119
Total Liabilities and Stockholders' Equity	$12,487,696	$11,638,863

See accompanying notes to consolidated financial statements.

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Consolidated Statement of Income
(unaudited)
	Three Months Ended March 31,
	2008	2007
Sales	$2,554,258	$1,723,940
Cost of Sales	2,003,687	1,176,185
Gross Profit	550,571	547,755
Operating Expenses	544,896	380,567
Income From Operations	5,675	167,188
Other Income (Expense)	(116,973)	(35,204)
Net Income Before Minority Interest	(111,298)	131,984
Minority Interest in Subsidiary	3,877	(23,212)
Net Income	$(107,421)	$108,772

Net Income (Loss) Per Share:
Basic and diluted based upon 12,858,572 weighted average shares outstanding	$(0.01)
Basic and diluted based upon 13,915,794 weighted average shares outstanding		$0.01

See accompanying notes to consolidated financial statements.

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Consolidated Statement of Cash Flows
For the Three Months Ended March 31,
(unaudited)

	2008	2007
Cash Flows From Operating Activities:
Net Income	$(111,298)	$131,984
Adjustments to Reconcile Net Income to Net Cash Used By Operating Activities:
Depreciation and Amortization	56,425	45,038
Minority Interest	(3,877)	23,212
Decrease (Increase) In:
Accounts Receivable, Net	(835,777)	(13,269)
Due from Factor, Net	-	(48,686)
Inventories	153,849	(15,733)
Prepaid Expenses and Other Current Assets	65,310	(19,277)
Costs in Excess of Billings on Uncompleted Contracts	(301,015)	-
Increase (Decrease) In:
Accounts payable, accrued expenses and taxes payable	359,579	86,637
Billings in Excess of Costs on Uncompleted Contracts	31,954	(39,791)
Deferred Revenue	(21,627)	138
Net Cash Provided By (Used In) Operating Activities	(606,478)	150,253
Cash Flows From Investing Activities:
Acquisition of Property, Plant and Equipment	(5,893)	(2,166)
Net Cash Used In Investing Activities	(5,893)	(2,166)
Cash Flows From Financing Activities:
Repayment of Notes Payable, Line of Credit and Capital Leases	(220,197)	(19,105)
Paid In Capital	814,300	-
Net Cash Provided By (Used In) Financing Activities	594,103	(19,105)
Net Increase (Decrease) in Cash	(18,268)	128,982
Cash at Beginning of Year	200,413	16,700
Cash at End of Period	$182,145	$145,681
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$116,973	$35,204
Taxes Paid	$-	$-

See accompanying notes to consolidated financial statements.

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements and footnotes have been condensed and, therefore, do not contain all required disclosures. Reference should be made to the Company’s annual audited financial statement for the year ended December 31, 2007.

Alternative Construction Technologies, Inc. (“ACT” or the “Company”), was formerly known as Alternative Construction Company, Inc., a Florida corporation formed in 2004. In July 2007, the Board of Directors with majority consent of its shareholders approved a name change. Reference to ACT will include the period prior to the name change.

The Company operated a manufacturing facility producing the patented ACTech® Panel System, a structural insulated panel (SIP), a commercial and residential developer in Georgia, Louisiana and Mississippi, a residential developer in Tennessee and Florida, and a promoter of the patented Universal Safe Room™. Other services provided include designs, consulting and other construction related services.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Alternative Construction Manufacturing of Tennessee, Inc., f/k/a Alternative Construction Technologies Corporation (“ACMT”), Alternative Construction Manufacturing of Florida, Inc. (“ACMF”), Alternative Construction by Revels, Inc. (“ACR”), Future Builders Institute, Inc. (“FBII”), Alternative Construction Consulting Services, Inc. (“ACCS”) and Alternative Construction Design, Inc. (“ACD”), and its majority-owned subsidiaries, Alternative Construction Safe Rooms, Inc., f/k/a Universal Safe Structures, Inc. (“USS”), Alternative Construction by ProSteel Builders, Inc., f/k/a ProSteel Builders Corporation (“ACPSB”), and Alternative Construction by Ionian, Inc., f/k/a Ionian Construction, Inc. (“ACI”). All significant inter-company transactions have been eliminated in consolidation. Intercompany transactions include the loans from the parent to its subsidiaries. Minority Interest, as applicable, has been reported.

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
and SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Manufacturing	Ancillary Services	Development	Corporate
Alternative Construction Manufacturing of Tennessee, Inc.	Alternative Construction Design, Inc.	Alternative Construction by Revels, Inc.	Alternative Construction Technologies, Inc.

Alternative Construction Manufacturing of Florida, Inc.	Alternative Construction Consulting Services, Inc.	Alternative Construction by Ionian, Inc.

	Modular Rental and Leasing, Inc.	Alternative Construction by ProSteel Builders, Inc.

Alternative Construction Safe Rooms, Inc.

NOTE 2 – RESTATEMENT OF PRIOR PERIOD CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet

In connection with the review by the ACPOB of the Company’s financial statements for the year ended December 31, 2006, certain errors associated with the Company’s recognition of receivables associated with warrants for the third quarter of 2006, the year ended December 31, 2006, and the first and second quarter of 2007 were required to be restated. The error related to the recording of the receivable as a current asset, not as a reduction of equity as a subscription receivable. The errors, in all cases, represented overstatements of current assets and stockholders’ equity.

The following table presents the impact of the balance sheet misclassification on the Company’s previously reported consolidated balance sheets for the periods ended September 30, 2006, December 31, 2006, March 31, 2007, and June 30, 2007.

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008

NOTE 2 – RESTATEMENT OF PRIOR PERIOD CONSOLIDATED FINANCIAL STATEMENTS - continued

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
Notes to Consolidated Financial Statements
March 31, 2008

NOTE 2 – RESTATEMENT OF PRIOR PERIOD CONSOLIDATED FINANCIAL STATEMENTS - continued

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
March 31, 2008

NOTE 3 - ACQUISITIONS AND NEW SUBSIDIARIES FORMED

Alternative Construction Manufacturing of Tennessee, Inc.

On January 21, 2005, a newly formed acquisition Company, known as ACT acquired all the outstanding stock of ACMT, a privately-held company, and substantially all of the assets of Quality Metal Systems, LLC (“QMS”). In addition, ACT received an assignment of all the patents related to production by ACMT, which were owned by a shareholder of ACMT. The original purchase agreements entered into on December 14, 2004 between ACT (purchaser) and ACMT and QMS (sellers) called for the payment of $1,000,000 and issuance of 1,500,000 shares of ACT Series A preferred stock. During the closing transaction and in performing its due diligence, the purchaser, ACT discovered that both companies would require substantial cash infusions to continue operations. The sellers agreed to offset the cash down payment with notes payable of $350,000 due February 19, 2005. On March 10, 2005, the notes were amended and restated with a due date of September 30, 2005. On July 1, 2005, the notes were amended and adjustments to the reconciliation were mutually agreed to by all parties raising the outstanding balance to $629,894. Therefore, the cost of the acquisition of ACMT after the net adjustments as a result of further due diligence, was $879,894 of which $750,000 was Series A preferred stock. The acquisition of the assets of QMS did not change. A new provision in the notes states that if the Company were to file for public registration, the seller would convert the remaining balance, less $100,000, to common stock at the value of $2.65 per share. On September 9, 2006, the Seller agreed to convert all of its outstanding receivable into shares of common stock of the Company at $2.65 per share.

On July 27, 2007, as part of the Company’s marketing plan and to enhance efforts to more clearly define its various operating divisions, the name change from Alternative Construction Technologies Corporation to Alternative Construction Manufacturing of Tennessee, Inc., was made.

Alternative Construction by ProSteel Builders, Inc.

On June 28, 2005, the Company acquired an 80% interest in ACP for a purchase price of $800. As no tangible assets or liabilities were acquired the full value was booked to common stock.

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

Alternative Construction by Ionian, Inc.

On May 16, 2007, ACP acquired 80% of the outstanding stock of ACI, a privately-held company (see Note 5 - Related Parties). The purchase agreement was $800,000 payable in restricted common stock of the Company valued at the price of $6.90 per share. On July 1, 2007, the ownership of ACI was transferred from ACP to ACT.

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008

NOTE 3 – ACQUISITIONS AND SUBSIDIARIES FORMED - continued

In accordance with SFAS No. 141, Business Combinations, the acquisition of Ionian Construction, Inc., has been accounted for under the purchase method of accounting. The purchase price was allocated to Ionian’s tangible assets acquired and liabilities assumed based on their estimated fair values with any excess being ascribed to goodwill. Management is responsible for determining the fair value of these assets. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair values. The following table summarizes the components of the purchase price and the activity and balance sheet of the acquired company at May 16, 2007:

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

Alternative Construction by Revels, Inc.

In accordance with SFAS No. 141, Business Combinations, the acquisition of Revels Construction, LLC, has been accounted for under the purchase method of accounting. The purchase price was allocated to Ionian’s tangible assets acquired and liabilities assumed based on their estimated fair values with any excess being ascribed to goodwill. Management is responsible for determining the fair value of these assets. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair values. The following table summarizes the components of the purchase price and the activity and balance sheet of the acquired company at August 27, 2007:

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008

NOTE 3 – ACQUISITIONS AND SUBSIDIARIES FORMED - continued

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
Notes to Consolidated Financial Statements
March 31, 2008

NOTE 4   BALANCE SHEET DETAILS

Inventory consists of the following:

	March 31,	December 31,
	2008	2007
Raw materials	$316,054	$405,513
Finished goods	24,168	21,085
Safe room kits	12,091	12,091
Construction related	808,696	860,973
Other	100,756	115,952
Finished goods on consignment	61,499	61,499
Total inventory	$1,323,263	$1,477,112

Property and equipment consist of the following:

	Useful	March 31,	December 31,
	Life	2008	2007
Building and improvements	20	$1,000,263	$1,000,263
Land		84,189	82,781
Computer equipment	3	69,196	66,593
Furniture and fixtures	5	10,832	10,832
Heavy machinery	7	201,844	201,844
Vehicles and trailers	4	51,090	51,090
Machinery and equipment	20	2,316,917	2,315,035
		3,734,331	3,728,438
Less: accumulated depreciation		(617,137)	(560,712)
Net property and equipment		$3,117,194	$3,167,726

Depreciation expense was $56,425 and $219,645 for the three months ended March 31, 2008 and the year ended December 31, 2007, respectively.

Other assets consist of the following:

	March 31,	December 31,
	2008	2007
Notes Receivable	$462,500	$462,500
Long-term Receivable	1,000,000	1,000,000
Other Assets	$1,462,500	$1,462,500

Intangible assets consist of the following:

	March 31,	December 31,
	2008	2007
Goodwill	$2,355,802	$2,355,802

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008

NOTE 4 – BALANCE SHEET DETAILS - continued

Notes payable consists of the following:

	March 31,	December 31,
	2008	2007
Dell Financial Services	$15,101	$14,907
Merchants & Planters Bank	7,220	7,220
Merchants & Planters Bank	40,442	44,064
BB&T Bank	9,391	11,579
BB&T Bank	411,168	400,188
BB&T Bank	220,425	149,992
CNH Capital	30,756	36,054
CNH Capital	56,788	64,247
Wonnacott	14,507	-
BridgePointe Master Fund, Ltd.	2,173,913	2,173,913
CAMOFI Master LDC	1,492,923	1,630,435
CAMHZN Master LDC	497,754	543,478
Total debt	4,970,388	5,076,078
Less: Current portion	746,616	626,529
Total long-term portion of debt	$4,223,772	$4,449,549

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

On June 30, 2007, as a condition of the financing the Company completed with Debenture Purchaser, as discussed in Note 4 – Long-Term Debt; the Company’s Revolving Credit Agreement with Avante was to be closed out. As of June 30, 2007, due to the retirement of the Series B preferred stock and the open balance on the line of credit, the Company owed Avante $783,483. Avante issued the Company a Waiver of Default letter stating that the Company would not be required to pay the net balance as it would be detrimental of the Company’s working capital. The balance owed Avante is recorded as “Due to Shareholder” and has a balance of $212,827 as of March 31, 2008. The Company continues to reduce the amount owed to Avante. To ensure compliance, Avante issued the Company a Waiver of Default letter with an expiration of March 31, 2008. The letter stipulates that in the event Avante determines that the Company is in default, the Company would be required to remedy the balance with full payment within ten days or issue 4,020,000 shares of its common stock. The 4,020,000 shares would reflect the two for one conversion rate of the original Series B preferred stock.

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008

NOTE 4 – BALANCE SHEET DETAILS - continued

Capitalized lease obligations consist of the following:

	March 31,	December 31,
	2008	2007

Dell Financial Services (1)	$16,257	$18,566
Avante Leasing Corporation	70,740	74,851
Total capitalized leases	86,996	93,417
Less: Current portion	27,602	26,705
Total long-term portion of capitalized leases	$59,394	$66,712
(1) Includes multiple leases.

NOTE 5 – COMMITMENTS

The Company leases a truss building system. The terms of the agreement include a five year term, 15.53% interest, with a $1 purchase price at the end of the term. The lease expires on September 30, 2011. Monthly lease payments are $2,321.25.

The Company leases office space in Melbourne, Florida from GAMI. The terms of the agreement are monthly payments of $4,000 expiring May 31, 2012.

The Company has various capital leases with Dell Financial Services (see Note 4 – Balance Sheet Details). As of March 31, 2008, there are six outstanding leases. Their respective monthly payments and expiration dates are as follows: $649.43, March 16, 2009; $29.11, March 31, 2009; $188.30, August 1, 2010; $71.16, December 1, 2010; $45.08, July 8, 2011; and $62.53, July 11, 2011.

Future minimum obligations for the above leases are as follows:

2008	$66,302
2009	82,295
2010	79,507
2011	69,645
2012	20,000

Total Lease Obligations	$317,749

NOTE 6 - BUSINESS SEGMENTS

The Company operates primarily in three segments: manufacturing division (ACMT and ACMF), development division (Georgia –ACP, Tennessee – ACI, and Florida – ACR), and ancillary services division (ACD, ACCS, ACSR, and MRL).

Information concerning the revenues and operating income for the year ended March 31, 2008 and 2006, and the identifiable assets for the four segments in which the Company operates are shown in the following table:

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008

NOTE 6 – BUSINESS SEGMENTS - continued

	Three Months Ended
	March 31,
	2008	2007

OPERATING REVENUE
Manufacturing	$1,505,693	$1,020,691
Development	1,048,565	819,762
Ancillary Services	-	-
Consolidating Eliminations	-	(116,513)
Consolidated Totals	$2,554,258	$1,723,940
INCOME (LOSS) FROM OPERATIONS
Manufacturing	$283,669	$138,883
Development	9,006	117,071
Ancillary Services	(1,834)	(1,300)
Corporate	(285,166)	(87,466)
Consolidated Totals	$5,675	$167,188
IDENTIFIABLE ASSETS
Manufacturing	$5,065,232	$2,733,031
Development	2,027,629	12,445
Ancillary Services	2,028,647	655
Corporate	1,010,387	1,662,995
Consolidated Totals	$10,131,895	$4,409,126
DEPRECIATION AND AMORTIZATION
Manufacturing	$44,302	$43,703
Development	11,913	1,335
Ancillary Services	-	-
Corporate	210	-
Consolidated Totals	$56,425	$45,038

NOTE 7 – RELATED PARTIES

On October 1, 2006, Avante Leasing Corporation, a wholly-owned subsidiary of Avante, leased a truss building system to Alternative Construction Manufacturing of Tennessee, Inc. The terms of the agreement include a five year term, 15.53% interest, with a $1 purchase price at the end of the period. This transaction was completed as the acquisition and financing of the truss system needed the financial guarantee of Avante and Michael W. Hawkins. As of March 31, 2008, the balance due to Avante Leasing Corporation under this Agreement was $70,740.

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

On May 29, 2007, GAMI a company owned by the CEO and a Director of the Company, acquired five houses from ACI. ACI was acquired by the Company on May 16, 2007 as discussed in Note 1 – Summary of Significant Accounting Policies. The sale of these houses was $1,054,500 and represented the listed sales price to the public. The balance due to Ionian in regards to this transaction was transferred to ACT as an offset to the balance due to GAMI from the retirement of the Series B Preferred Stock.

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008

NOTE 7 – RELATED PARTIES - continued

On June 1, 2007, the Company leased office space for its corporate office from GAMI for $4,000 per month for five years.

On June 29, 2007, as a condition of the financing the Company completed with Debenture Purchaser, as discussed in Note 3 – Balance Sheet Details; the Company’s Revolving Credit Agreement with Avante was to be closed out. As of June 30, 2007, due to the retirement of the Series B preferred stock and the open balance on the line of credit, the Company owed Avante $783,483. Avante issued the Company a Waiver of Default letter stating that the Company would not be required to pay the net balance as it would be detrimental of the Company’s working capital. The remaining balance payable to Avante is recorded as Due to Shareholder. See Note 4 – Balance Sheet Details.

The Exclusive Investment Banking Services Agreement and the Finder Agreement, both dated October 24, 2004, and the Sales Commission Agreement, dated January 20, 2005, all between the Company and Avante, were terminated as of June 30, 2007 as a condition to the financing with Debenture Purchaser.

On February 10, 2008, a subsidiary of Accelerated Building Concepts Corporation (“ABCC”), a company with common ownership and management with ACT, entered into a contract to build two buildings for Gulfstream Aerospace, Inc. (“Gulfstream”). ABCC is also a customer of ACT and periodically purchases ACTech® Panels from the Company. The contract with Gulfstream was viewed by ABCC as the first of many such contracts with Gulfstream which will yield significant long term revenue to ABCC. ABCC was unable to finance these contracts through conventional methods. ACT agreed, on a one-time emergency basis, to finance the construction of the buildings utilizing its line of credit. The costs of financing of the $1,040,000, plus interest and other considerations, of approximately $110,000, will be borne by ABCC, and ABCC will recognize a loss of approximately $315,300 on the contract. The financing that ACT is obtaining, which was for various ACT projects, includes an estimated $50,000 in interest for this project. Additionally, ACT will be required to issue 1,800,000 warrants for the Company’s common stock at an exercise price of $2.50. As this was at the detriment of ACT, ABCC agreed to an additional cost of $60,000 as a partial compensation for ACT being required to issue these warrants. It is expected that future contracts with this customer will be profitable. While the transaction between ACT and ABCC was not entered into at arms length, given the credit worthiness of ABCC’s customer, the profit to be derived by the Company and the enhancement of a business relationship for ABCC, and in turn ACT, management of the Company determined that the financing was in the Company’s best long-term interest.

NOTE 8 – STOCKHOLDERS’ EQUITY

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

ACT has 100,000,000 shares authorized, 8,923,041 shares issued and 8,906,391shares outstanding at no par value. On December 27, 2007, 16,650 shares of common stock issued to Peter Baker and John Julian were returned to the Company as part of a settlement agreement. See Note 13 – Legal Proceedings.

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008

NOTE 8 – STOCKHOLDERS’ EQUITY - continued

Preferred Stock

The Company authorized, issued and has outstanding 1,500,000 Series A preferred stock at $1.00 par value. The Series A Preferred Stock was issued to Paul Janssens in conjunction with the purchase by the Company of ACMT and select assets of Quality Metals Systems, LLC. This stock has the conversion rights of one for one share of common stock.

The Company has 3,500,000 authorized shares of Series B preferred stock at $0.0001 par value with no shares outstanding. The Series B preferred stock was initially issued to GAMI and Avante in conjunction with the use of personal guarantees by Michael W. Hawkins, CEO and Chairman of the Company and corporate guarantees by Avante. Michael W. Hawkins is a principal shareholder in GAMI and Avante. The conversion rights were one for two shares of common stock. On May 16, 2007, the Company purchased the outstanding shares of Series B preferred stock.

The Company has authorized 1,000,000 shares of Series C preferred stock at $0.0001 par value and has 377,358 shares issued and outstanding. The Series C preferred stock was issued to New Millennium Entrepreneurs and Avante in conjunction with an investment of $500,000 each. The $500,000 from Avante relates to a conversion of debt associated with the line of credit between Avante and the Company. The conversion rights are one for one shares of common stock.

Treasury Stock

On May 16, 2007, the Company purchased 2,010,000 shares of Series B preferred stock from Avante and GAMI for $2,000,000.

NOTE 9 - INCOME TAXES

A reconciliation of income tax computed at the statutory federal rate to income tax expense (benefit) is as follows:

	For the Three Months Ended March 31,	For the Year Ended December 31,
	2008	2007

Tax expense (benefit) at the statutory rate of 35%	$(37,597)	$561,892
State income taxes, net of federal income tax	-	-
Change in valuation allowance	37,597	(561,892)

Total	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

March 31, 2008
Deferred tax assets:
Net operating loss carryforward - 2005	$111,362
Net operating loss carryforward - 2006	713,753
Net operating profit - 2007	(561,892)
Net operating loss carryforward - 1st quarter 2008	37,597
Total net operating loss carryforward	$300,820
Total deferred tax assets	$300,820
Less valuation allowance	(300,820)
Total net deferred tax assets	$0

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2005 and 2006 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $300,820 as of March 31, 2008.

At December 31, 2005 and 2006, the Company had net operating losses carryforward available for United States tax purposes of $318,177 and $2,039,294, respectively, for a total of $2,357,471. The carryforward for 2005 expires in 2025 and for 2006, in 2026. The Company utilized $1,603,261 of the net operating losses in 2007. For the three months ended March 31, 2008, the Company had net operating losses carryforward available for United States tax purposes of $107,421. The remaining net operating loss carryforward of $861,631 expire in 2026 and 2028.

NOTE 10 – LEGAL PROCEEDINGS

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

On January 30, 2008, subsequent to the date of this report, the Company was named in a lawsuit captioned Kelco Metals, Inc. v. Alternative Construction Technologies, Inc., Circuit Court of Cook County Illinois, 2008L001092. The lawsuit alleges breach of contract in the amount of $109,197.27. The Company entered into an agreement to acquire metal which was to have been sent to a third party, Precoat Metal Division, for the metal to be galvanized. The Company is on thirty day payment terms. Kelco Metals, Inc. demanded payment prior to shipping to the Company and held up the metal at Precoat Metal Division. The Company elected not to pay for the metal as the demand for prepayment is contradiction to the payment terms. The Company intends to purchase the metal.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements under federal securities laws. Forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Our actual results could differ materially from those indicated by forward-looking statements as a result of various factors, including but not limited to those set forth under this Item, as well as those discussed in Part II - Item 1A, “Risk Factors,” and elsewhere in this document and those that may be identified from time to time in our reports and registration statements filed with the Securities and Exchange Commission.

This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part I – Item 1 of this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and related Notes and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 7, 2008.

DESCRIPTION OF COMPANY:

Our corporate headquarters is located at 2910 Bush Drive, Melbourne, Florida 32935. Its website address is http://www.actechpanel.com. In addition, Alternative Construction by Revels, Inc., a subsidiary of ACCY maintains a website at www.acbyrevels.com. The website is not incorporated in this Form 10-Q.

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

To supplement the Company’s financial data presented on a basis consistent with Generally Accepted Accounting Principles (“GAAP”), the Company presents Adjusted EBITDA which is defined by the Company as net income before minority interest in income of subsidiaries, interest expense, and provision for income taxes, depreciation, amortization, and non-cash stock-based compensation.

The Company presents Adjusted EBITDA as a financial measure as management believes it provides useful information to investors regarding the Company’s liquidity and financial condition and because management, as well as the Company’s lenders, uses this measure in evaluating the performance of the Company.

Management uses Adjusted EBITDA as a supplement to GAAP measures to further evaluate the Company’s period-to-period operating performance and evaluate the Company’s ability to meet future capital expenditure and working capital requirements. Management believes the exclusion of non-cash charges, including stock-based compensation, is useful in measuring the Company’s cash available to operations and the performance of the Company. Because the Company finds Adjusted EBITDA useful, the Company believes its investors will also find Adjusted EBITDA useful in evaluating the Company’s performance.

Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows, or other consolidated income or cash flow data prepared in accordance with GAAP in the United States or as a measure of the Company’s profitability or liquidity. Adjusted EBITDA is not in accordance with or an alternative for GAAP, and may be different from non-GAAP measures used by other companies. Unlike EBITDA which may be used by other companies or investors, Adjusted EBITDA does not include stock-based compensation charges and income from minority interest in the Company’s subsidiaries, ACP, ACI, and ACSR. The Company believes that Adjusted EBITDA is of limited use in that it does not reflect all of the amounts associated with the Company’s results of operations as determined in accordance with GAAP and does not accurately reflect real cash flow. In addition, other companies may not use Adjusted EBITDA or may use other non-GAAP measures, limiting the usefulness of Adjusted EBITDA. Therefore, Adjusted EBITDA should only be used to evaluate the Company’s results of operations in conjunction with the corresponding GAAP measures. The presentation of Adjusted EBITDA is not meant to be considered in isolation or as a substitute for the most directly comparable GAAP measures. The Company compensates for the limitations of Adjusted EBITDA by relying upon GAAP results to gain a complete picture of the Company’s performance. Since Adjusted EBITDA is a non-GAAP financial measure as defined by the Securities and Exchange Commission, the Company includes in the tables below reconciliations of Adjusted EBITDA to the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States.

Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended
	March 31,
	2008	2007

Net Income (Loss)	$(107,421)	$108,772
Minority Interest in Income (Loss) of Subsidiary	3,877	(23,212)
Provision for Income Taxes	-	-
Interest	116,973	35,204
Income from Operations	13,429	120,764
Depreciation and Amortization	56,425	45,038
Non-Cash Stock-Based Compensation	-	-
Adjusted EBITDA [1]	$69,854	$165,802
Adjusted EBITDA Margin [2]	3%	10%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

	Three Months Ended
	March 31,
	2008	2007

Adjusted EBITDA [1]	$69,854	$165,802
Interest Paid	116,973	35,204
Income Taxes Paid	-	-
Change in certain assets and liabilities:
Accounts Receivable, net	(835,777)	(13,269)
Due from Factor	-	(48,686)
Inventories	153,849	(15,733)
Prepaid Expenses and Other Assets	65,310	(19,277)
Costs in Excess of Billings on Uncompleted Contracts	(301,015)	-
Accounts payable, accrued expenses and taxes payable	359,579	86,637
Billings in Excess of Costs on Uncompleted Contracts	31,954	(39,791)
Deferred Revenue	(21,627)	138
Net Cash Provided by (Used In) Operating Activities	$(360,901)	$151,025

1
Adjusted EBITDA is defined as net income before minority interest in income of subsidiaries, interest expense, provision for income taxes, depreciation, amortization, and other non-cash stock-based compensation.

2	Adjusted EBITDA Margin is calculated as Adjusted EBITD divided by total revenues for the period.

OVERVIEW:

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

Our corporate headquarters is located at 2910 Bush Drive, Melbourne, Florida 32935. Its website address is http://www.actechpanel.com. The website is not incorporated in this Form 10-Q.

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

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-Q.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2008 TO THE THREE MONTHS ENDED MARCH 31, 2007

Results of Operations

				Future of
	Manufacturing	Ancillary	Development	Building	ACT
	Division	Services	Division	Institute	Corporate	Consolidated

Sales	$1,505,693	$-	$1,048,565			$2,554,258
Cost of Sales	1,086,293	800	916,595			2,003,688
Gross Profit	419,400	(800)	131,970	-	-	550,570
Total Operating Expenses	135,732	1,034	122,963	-	285,167	544,896
Income From Operations	283,668	(1,834)	9,007	-	(285,167)	5,674

Total revenues increased to $2,554,258 for the three months ended March 31, 2007 from $1,723,940 for the three months ended March 31, 2007. The increase of $830,318 or 48.2% resulted primarily from an increase of $485,002 in our Manufacturing Division and a $228,803 increase in our Construction Division.

Total revenues and as a percent of consolidated revenues for the three months ended March 31, 2008, were provided as follows: Manufacturing Division - $1,505,693 (32.3% increase), and Construction Division (21.2% increase). The difference between the reported revenue and the individual subsidiaries is the result of consolidating eliminations and the cost associated with the Ancillary Division.

Cost of sales was $2,003,687 and $1,176,185, respectively for the three months ended March 31, 2008 and the three months ended March 31, 2007. As a percent of revenue, the cost of sales increased from 68.2% to 78.4%, for the three months ended March 31, 2007 as compared to the three months ended March 31, 2008. The manufacturing division recognizes a lower cost of sales percent, 72.1%, than the consolidated total of the developing division at 87.4%.

Gross profit was $550,571 and $547,755, respectively for the three months ended March 31, 2008 and the three months ended March 31, 2007. As a percent of revenue, gross profit was 21.6% and 31.8%, respectively for the three months ended March 31, 2008 and the three months ended March 31, 2007. The decline in gross profit is a direct correlation to the revenue split between the manufacturing division and the developing division.

Total operating expenses increased to $544,896 for the three months ended March 31, 2008 from $380,567 for the three months ended March 31, 2007. This $164,329 or 43.2% increase was mainly attributable primarily to the acquisition of the developing division companies of ACI and ACR reflective in the three months ended March 31, 2008 only ($28,963 and $50,567, respectively).

The operating expenses and the percent of consolidated operating expenses for the three months ended March 31, 2008, were contributed as follows: Manufacturing Division $135,662 (24.9%); Developing Division $122,963 (22.6%); the Ancillary Division $1,034 (0.2%); and corporate, $285,167 (52.3%).

Manufacturing Division

			Manufacturing
	ACMT	ACMF	Division

Sales	$729,443	$776,250	$1,505,693
Cost of Sales	580,853	505,440	1,086,293
Gross Profit	148,590	270,810	419,400
Total Operating Expenses	135,662	70	135,732
Income From Operations	12,928	270,740	283,668

In the first quarter of 2008 the company incorporated ACMF to manufacture modular facilities. ACMF signed its first contract on February 10, 2008 with Sustainable Structures Leasing in order to build two modular buildings for GulfStream Aerospace. ACMF recognized $776,500 (30.3%) in revenue. ACMT’s revenue decreased from $1,020,691 to $729,443 ($291,248) (28.5%) for the three months ended March 31, 2008 and 2007, respectively.

The manufacturing facility, ACMT, recognizes a cost of sales percent, 79.6%, (28.9% of the overall cost of sales), while ACMF recognizes a cost of sales percent, 65.1%, (25.2% overall cost of sales), ACMT’s cost of sales increased from 69.0% to 79.6% for the three months ended March 31, 2008 and 2007, respectively due primarily to the increasing cost of raw materials.

ACMT represents 24.8% of the overall operating expenses of the Company. Payroll, insurance, maintenance and marketing represent the majority cost of operations.

Developing Division

				Development
	ACP	ACI	ACR	Division

Sales		$685,698	$362,867	$1,048,565
Cost of Sales	31	627,483	289,081	916,595
Gross Profit	(31)	58,215	73,786	131,970
Total Operating Expenses	43,433	28,963	50,567	122,963
Income From Operations	(43,464)	29,252	23,219	9,007

The revenue attributed by ACI and ACR for the period was $685,698 (26.8% of the overall revenue and 82.63% of the increase) and $362,867 (14.2% of the overall revenue and 43.7% of the increase), respectively. ACPSB’s revenue decreased from $819,762 to $0 for the three months ended March 31, 2008 and 2007, respectively, as the office has been closed.

ACI and ACR, have a higher cost of sales percent (91.5% and 79.7%, respectively) as compared to the consolidated percent. ACI cost of sales represents 31.3% of the overall cost of sales, and ACR represents 14.4% of the overall cost of sales,

Liquidity and Capital Resources

As of March 31, 2008, the Company had a working capital surplus of $2,666,136. Net loss was $107,421 for the three months ended March 31, 2008. The Company generated a negative cash flow from operations of $606,478 for the three months ended March 31, 2008. The negative cash flow from operating activities for the period is primarily attributable to the Company's increase in accounts receivables, $835,777, and costs in excess of billings on uncompleted contracts, decrease in deferred revenue, $21,627, offset by a decrease in inventories, $153,849, and prepaid expenses, $65,310, increase in accounts payable and accrued expenses, $359,579, and billings in excess of costs on uncompleted contracts, $31,954.

Cash flows used in investing activities for the three months ended March 31, 2008 consisted of the acquisition of $5,893 of manufacturing equipment and computers used in operations.

Cash flows provided by financing activities for the three months ended March 31, 2008 was $594,103 primarily due to the sale of common stock.

The Company had a net decrease in cash of $18,268 for the three months ended March 31, 2008 compared to an increase of $128,982 for the nine months ended March 31, 2007.

On June 30, 2007, the Company completed the placement of Senior Secured Convertible Debentures with a group of private investors. The net proceeds of $4,000,000 were used to pay-off debt, pay down payables and to provide working capital to fund the Company’s marketing plan. See Note 4 – Long-Term Debt.

By adjusting its operations and development, and the closing of the $4.5 million dollar line of credit the Company’s management believes it has sufficient capital resources to meet projected cash flow needs through the next twelve months. The Company is currently negotiating with raw material suppliers as pricing has increased sharply in the past several months. If the pricing of commodities and other raw materials continue to increase dramatically, sales grow rapidly, and we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are located in North America and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk exposures from those reported in our Annual Report on Form 10-K for the year December 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES SEE NOTES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), performed an evaluation of the effectiveness of the design, maintenance and operation of the Company’s disclosure controls and procedures of March 31, 2008. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that materially affected, or would reasonably be likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

You should carefully consider the following discussion of various risks and uncertainties. We believe these risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. The following risk factors are not the only risk factors facing our Company. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition, and result of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and you may lose all of part of your investment.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

John S. Wittler resigned as the Company’s CFO on May 9, 2008. The Board of Directors appointed the CEO, Michael W. Hawkins, as the Interim CFO while it actively pursues fulfilling this position.

Effective upon the filing of this Form 10-Q, Bruce Harmon has resigned as a member of the Board of Directors. Anthony J. Francel was nominated by the Nomination Committee and was appointed to the Board of Directors upon the effective resignation of Bruce Harmon.

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

Alternative Construction Technologies, Inc.

Date: May 15, 2008
By:	/s/ Michael W. Hawkins
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2008
By:	/s/ Michael W. Hawkins
Chief Financial Officer (Principal
Accounting and Financial Officer)