Form 10-Q
period 2008-08-18
Alternative Construction Company, Inc.
filed 2008-08-19
CIK 1337566

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AN EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                      Yes  [X]  No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [  ]     Accelerated filer  [  ]     Non-accelerated filer  [  ]    Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

At August 17, 2008, 9,735,227 shares of the registrant’s common stock (no par value) were outstanding.

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
and SUBSIDIARIES
Consolidated Balance Sheet

ASSETS
	(unaudited)
	June 30,	December 31,
	2008	2007

Current Assets
Cash	$213,387	$200,413
Accounts Receivable, Net	3,537,878	1,750,542
Inventory	1,764,587	1,477,112
Prepaid Expenses	402,069	959,365
Costs in Excess of Billings	-	265,403

Total Current Assets	5,917,921	4,652,835

Property, Plant and Equipment, Net	3,046,074	3,167,726

Other Assets	1,200,000	1,462,500
Goodwill	2,355,802	2,355,802

Total Assets	$12,519,797	$11,638,863

See accompanying notes to consolidated financial statements.

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Consolidated Balance Sheet

	(unaudited)
	June 30,	December 31,
	2008	2007

Current Liabilities
Notes Payable, Current Portion	$7,180,317	$626,529
Capital Leases, Current Portion	27,063	26,705
Accounts Payable and Accrued Expenses	736,102	1,500,068
Accrued Payroll and Taxes	38,456	77,865
Due to Related Party	279,161	212,827
Billings in Excess of Costs on Uncompleted Contracts	91,185	-
Deferred Revenue	-	59,266

Total Current Liabilities	8,352,284	2,503,260

Noncurrent Liabilities
Notes Payable, Noncurrent Portion	59,389	4,449,549
Capital Leases, Noncurrent Portion	53,306	66,712

Total Noncurrent Liabilities	112,695	4,516,261

Total Liabilities	8,464,979	7,019,521

Minority Interest	37,169	31,223

Stockholders' Equity
Preferred Stock
Series A convertible preferred stock, voting, $1.00 par
value, 1,500,000 shares authorized, 1,500,000 shares
issued and outstanding, respectively	1,500,000	1,500,000
Series C convertible preferred stock, voting, $.0001 par
value, 1,000,000 shares authorized, 377,358 shares
issued and outstanding, respectively	38	38
Common Stock
Alternative Construction Company, Inc.: no par value,
100,000,000 shares authorized, 9,751,877 and 9,735,227
respectively, shares issued and outstanding
Treasury Stock	(1,999,799)	(1,999,799)
Additional Paid In Capital	7,355,365	5,911,565
Accumulated Deficit	(2,837,955)	(823,685)

Total Stockholders' Equity	4,017,649	4,588,119

See accompanying notes to consolidated financial statements.

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Sales	$1,510,730	$3,997,773	$4,064,988	$5,721,713
Cost of Sales	1,282,443	2,696,063	3,286,130	3,872,248
Gross Profit	228,287	1,301,710	778,858	1,849,465
Banking and Financing Fees	1,403,055	-	1,403,055	-
Operating Expenses	597,675	592,331	1,142,571	972,898
Income (Loss) From Operations	(1,772,443)	709,379	(1,766,768)	876,567
Other (Expense)	(124,583)	(50,306)	(241,556)	(85,510)
Income Tax Benefit	-	-	-	-

Net Income (Loss) Before Minority Interest	(1,897,026)	659,073	(2,008,324)	791,057
Minority Interest in Subsidiaries	9,824	(126,525)	5,947	(149,737)

Net Income (Loss)	$(1,906,850)	$532,548	$(2,014,271)	$641,320
Adjusted EBITDA	$(326,561)	$754,417	$(243,851)	$972,886

Net Income (Loss) Per Share:
Basic based upon 10,793,623 weighted
average shares outstanding	$(0.18)
Basic based upon 13,915,794 weighted
average shares outstanding		$0.04
Basic based upon 10,793,623 weighted
average shares outstanding			$(0.19)
Basic based upon 10,316,368 weighted
average shares outstanding				$0.06

See accompanying notes to consolidated financial statements.

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Consolidated Statement of Cash Flows
For the Six Months Ended June 30

	(unaudited)
	2008	2007
Cash Flows From Operating Activities:
Net Income (Loss)	$(2,014,271)	$641,320
Adjustments to Reconcile Net Income to Net
Cash Used By Operating Activities:
Depreciation and Amortization	111,406	96,319
Minority Interest	5,947	149,737
Issuance of Stock Subscriptions	-	(240,000)
Decrease (Increase) In:
Accounts Receivable, Net	(1,787,336)	(382,166)
Due from Factor, Net	-	61,196
Inventories	(287,475)	(858,585)
Prepaid Expenses and Other Current Assets	557,296	(733,412)
Costs in Excess of Billings on Uncompleted Contracts	265,403	(151,312)
Other Assets	262,500	-
Increase (Decrease) In:
Accounts payable, accrued expenses and taxes payable	(803,375)	1,018,110
Due to Related Party	66,334	-
Billings in Excess of Costs on Uncompleted Contracts	91,184	(50,771)
Deferred Revenue	(59,266)	(110,392)

Net Cash Used In Operating Activities	(3,591,653)	(559,956)

Cash Flows From Investing Activities:
Acquisition of Property, Plant and Equipment	10,245	(196,181)
Goodwill from Acquisition of Subsidiary	-	(1,335,646)
Minority Interest in Subsidiary	-	2,000

Net Cash Provided By (Used In) Investing Activities	10,245	(1,529,827)

Cash Flows From Financing Activities:
Repayment of Notes Payable, Line of Credit and Capital Leases	(4,403,566)	(1,166,916)
Issuance of Notes Payable, Line of Credit and Capital Leases	6,554,148	6,391,474
Issuance of Common Stock	-	1,004,001
Retirement of Series B Preferred Stock	-	(2,000,000)
Additional Paid in Capital	1,443,800	-

Net Cash Provided By Financing Activities	3,594,382	4,228,559

Net Increase in Cash	12,974	2,138,776

Cash at Beginning of Year	200,413	16,700

Cash at End of Period	$213,387	$2,155,475

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$237,387	$85,510
Taxes Paid	$-	$-

See accompanying notes to consolidated financial statements.

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
 and SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.  The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited consolidated financial statements and footnotes have been condensed and, therefore, do not contain all required disclosures.  Reference should be made to the Company’s annual audited financial statement for the year ended December 31, 2007.

Alternative Construction Technologies, Inc. (“ACT” or the “Company”), was formerly known as Alternative Construction Company, Inc., a Florida corporation formed in 2004.  In July 2007, the Board of Directors with majority consent of its shareholders approved a name change.  Reference to ACT will include the period prior to the name change.

The Company operates a manufacturing facility producing the patented ACTech® Panel System, a structural insulated panel (SIP), a commercial and residential developer in Georgia, Louisiana, Mississippi, Tennessee and Florida, and a promoter of the patented Universal Safe Room™.  Other services provided include designs, consulting and other construction related services.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Alternative Construction Manufacturing of Tennessee, Inc., f/k/a Alternative Construction Technologies Corporation (“ACMT”), Alternative Construction Manufacturing of Florida, Inc. (“ACMF”), Alternative Construction by Revels, Inc. (“ACR”), Future Builders Institute, Inc. (“FBII”), Alternative Construction Consulting Services, Inc. (“ACCS”), Solar 18 ACTech Panel, Inc (“SAP), Modular Rental and Leasing Corporation (“MRLC”), and Alternative Construction Design, Inc. (“ACD”), and its majority-owned subsidiaries, Alternative Construction Safe Rooms, Inc., f/k/a Universal Safe Structures, Inc. (“USS”), Alternative Construction by ProSteel Builders, Inc., f/k/a ProSteel Builders Corporation (“ACPSB”),Alternative Construction by Ionian, Inc., f/k/a Ionian Construction, Inc. (“ACI”).  All significant inter-company transactions have been eliminated in consolidation.  Intercompany transactions include the loans from the parent to its subsidiaries.  Minority Interest, as applicable, has been reported.

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

Manufacturing	Ancillary Services	Development	Corporate
Alternative Construction Manufacturing of Tennessee, Inc.	Alternative Construction Design, Inc.	Alternative Construction by Revels, Inc.	Alternative Construction Technologies, Inc.
Alternative Construction Manufacturing of Florida, Inc.	Alternative Construction Consulting Services, Inc.	Alternative Construction by Ionian, Inc.
	Modular Rental and Leasing Corporation	Alternative Construction by ProSteel Builders, Inc.
Alternative Construction Safe Rooms, Inc.
Solar 18 ACTech Panel, Inc.
Future of Building Institute, Inc

NOTE 2 – RESTATEMENT OF PRIOR PERIOD CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet

In connection with the review by the PCAOB of the Company’s financial statements for the year ended December 31, 2006, certain errors associated with the Company’s recognition of receivables associated with warrants for the third quarter of 2006, the year ended December 31, 2006, (which are not shown as part of this filing) and the first and second quarter of 2007 (which are a part of this filing) were required to be restated.  The error related to the recording of the receivable as a current asset, not as a reduction of equity as a subscription receivable.  The errors, in all cases, represented overstatements of current assets and stockholders’ equity.

The following table presents the impact of the balance sheet misclassification on the Company’s previously reported consolidated balance sheets for the periods ended, March 31, 2007, and June 30, 2007.

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

Alternative Construction by Ionian, Inc.

On May 16, 2007, ACP acquired 80% of the outstanding stock of ACI, a privately-held company (see Note 5 - Related Parties).  The purchase agreement was $800,000 payable in restricted common stock of the Company valued at the price of $6.90 per share.  As a condition to the acquisition, the Company is required to pay the liabilities of ACI.  In the event the Company fails to pay the liabilities, the previous owner, who has personal guarantees on those liabilities, and is the brother of the Chairman and CEO of the Company, may repurchase the Company by buying its common stock back at par value ($8,000).

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

COMPONENTS OF PURCHASE PRICE
Common Stock	$800,000
Total Purchase Price	$800,000
BALANCE SHEET and ACTIVITY at May 16, 2007:
Assets:
Cash	$11,282
Inventory	1,272,605
Property, Plant and Equipment, net	206,708
Total Assets	$1,490,595

Liabilities and Stockholders' Equity:
Accounts Payable and Accrued Expenses	$420,570
Debt	1,739,583
Stockholders Equity	(669,558)
Total Liabilities and Stockholders' Equity	$1,490,595

STATEMENT of OPERATIONS for Period JANUARY 1 - MAY 16, 2007:
Sales	$369,355
Cost of Sales	573,908
Gross Profit	(204,553)
Operating Expenses	220,916
Income from Operations	(425,469)
Other Income / (Expenses)	(15,349)
Income Before Taxes	$(34,528)

The purchase price of ACI was $800,000.  The actual value of the assets (net) purchased was $(669,558) as shown below:
Purchase

Book value of fixed assets	$206,708
Other assets & liabilities, net	(876,266)
Acquired assets, net	(669,558)
Purchase price	800,000
Value less than purchase price	$1,469,558

On July 27, 2007, as part of the Company’s marketing plan and to enhance efforts to more clearly define its various operating divisions, the name change from Ionian Construction, Inc. to Alternative Construction by Ionian, Inc., was made.

Alternative Construction by Revels, Inc.

In accordance with SFAS No. 141, Business Combinations, the acquisition of Revels Construction, LLC, has been accounted for under the purchase method of accounting.  The purchase price was allocated to Ionian’s tangible assets acquired and liabilities assumed based on their estimated fair values with any excess being ascribed to goodwill.  Management is responsible for determining the fair value of these assets.  The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair values.  As a condition to the acquisition, the Company is required pay the liabilities of ACR.  In the event the Company fails to pay the liabilities, the previous owners, may repurchase the Company by buying its common stock back at par value. The following table summarizes the components of the purchase price and the activity and balance sheet of the acquired company at August 27, 2007:

COMPONENTS OF PURCHASE PRICE
Common Stock	$1,000,000
Total Purchase Price	$1,000,000
BALANCE SHEET and ACTIVITY at May 16, 2007:
Assets:
Cash	$2,939
Inventory	6,050
Property, Plant and Equipment, net	26,189
Total Assets	$35,178

Liabilities and Stockholders' Equity:
Accounts Payable and Accrued Expenses	$35,771
Debt	19,563
Stockholders Equity	(20,156)
Total Liabilities and Stockholders' Equity	$35,178

STATEMENT of OPERATIONS for Period JANUARY 1 - MAY 16, 2007:
Sales	$565,005
Cost of Sales	493,951
Gross Profit	71,054
Operating Expenses	33,276
Income from Operations	37,778
Other Income / (Expenses)	-
Income Before Taxes	$37,778
The purchase price of ACR was $1,000,000.  The actual value of the assets (net) purchased was $(20,156) as shown below:

Purchase

Book value of fixed assets	$26,189
Other assets & liabilities, net	(46,345)
Acquired assets, net	(20,156)
Purchase price	1,000,000
Value less than purchase price	$1,020,156
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

Modular Rental and Leasing Corporation

On November 28, 2007, the Company acquired Modular Rental and Leasing, Inc. (“MRL”), for the purpose of providing leasing opportunities to the customers of the Company.  The company was acquired from Avante for $800.

Solar 18 ACTech Panel, Inc.

On January 2, 2008, the Company formed Solar 18 AcTech Panel, Inc., (“SAP”), for the purpose of the joint venture agreement it entered into in November, 2007 with Atlan International Holding, Inc.  See Note 10 – Subsequent Events.

Alternative Construction Manufacturing of Florida, Inc.

On February 20, 2008, the Company formed Alternative Construction Manufacturing of Florida, Inc. (“ACMF”), for the purpose of future manufacturing activities in Florida.

NOTE 4 – BALANCE SHEET DETAILS

Inventory consists of the following:

	June 30,	December 31,
	2008	2007

Raw materials	$525,220	$405,513
Finished goods	42,170	21,085
Safe room kits	12,091	12,091
Construction related	1,022,851	860,973
Other	100,756	115,952
Finished goods on consignment	61,499	61,499
Total inventory	$1,764,587	$1,477,112

Property and equipment consist of the following:

	Useful	June 30,	December 31,
	Life	2008	2007

Building and improvements	20	$1,000,263	$1,000,263
Land		68,793	82,781
Computer equipment	3	69,196	66,593
Furniture and fixtures	5	10,832	10,832
Heavy machinery	7	201,844	201,844
Vehicles and trailers	4	51,090	51,090
Machinery and equipment	20	2,316,175	2,315,035
		3,718,192	3,728,438
Less: accumulated depreciation		(672,118)	(560,712)
Net property and equipment		$3,046,074	$3,167,726

Depreciation expense was $111,406 and $219,645 for the six months ended June 30, 2008 and the year ended December 31, 2007, respectively.

Other assets consist of the following:

	June 30,	December 31,
	2008	2007

Notes Receivable	$200,000	$462,500
Long-term Receivable	1,000,000	1,000,000
Other Assets	$1,200,000	$1,462,500

Intangible assets consist of the following:

	June 30,	December 31,
	2008	2007

Goodwill	$2,355,802	$2,355,802

	March 31,	December 31,
	2008	2007

Notes Receivable	$200,000	$462,500
Long-term Receivable	1,000,000	1,000,000
Other Assets	$1,200,000	$1,462,500

Notes payable consists of the following:

	June 30,	December 31,
	2008	2007

Dell Financial Services	$14,673	$14,907
Merchants & Planters Bank	7,581	7,220
Merchants & Planters Bank	36,753	44,064
BB&T Bank	7,681	11,579
BB&T Bank	649,534	400,188
BB&T Bank	283,357	149,992
CNH Capital	26,734	36,054
CNH Capital	51,079	64,247
BridgePointe Master Fund, Ltd.	2,173,913	2,173,913
BridgePointe Master Fund, Ltd. LOC	2,014,491	-
CAMOFI Master LDC	1,480,435	1,630,435
CAMHZN Master LDC	493,478	543,478
Total debt	7,239,709	5,076,078
Less: Current portion	7,180,320	626,529
Total long-term portion of debt	$59,389	$4,449,549

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

In connection with the agreed issuance of Debentures, ACT also issued Common Stock Purchase Warrants ("Warrants") also dated June 30, 2007 to the Debenture Purchasers. The Warrants allow the debenture purchasers to acquire up to one hundred and fifty percent (150%) of the shares issuable upon conversion of the Debentures, at an exercise price of $4.00 per share. Dinosaur Securities, LLC, Christopher Moore, and Arthur Whitcomb, the agents for the transaction, received 61,142, 91,712, and 91,711 warrants, respectively, in association with the transaction.  ACT agreed to file a registration statement with the Securities and Exchange Commission ("SEC") covering resales of ACT common stock issuable upon conversion of the Debentures or exercise of the Warrants. The common shares underlying the debentures and warrants were registered for resale by the Company on February 8, 2008.  Because the registration statement was not declared effective within 120 days of the closing of the transaction, the Company was assessed a penalty by the Debenture Purchasers and issued 200,000 additional shares to them as compensation

The Debentures may be converted, at the option of the holder at any time on or prior to maturity, into shares of ACT common stock, at a conversion price of $4.00 per share, provided the Company meets its milestones as defined in the Debenture Purchase Agreement. Interest is payable monthly at the rate of ten percent (10%) per annum beginning July 30, 2007.  The maturity date of the Debentures is June 30, 2009.  To date CAMOFI Master LDC has converted $150,000 into equity and CAMHZN Master LDC has converted $50,000 into equity.

The Debentures are secured by substantially all of the assets of ACT and its subsidiaries and have priority in right of payment with all of its existing unsecured and unsubordinated indebtedness. Under the terms and conditions of the Debentures, the Company is required to reduce the principal amount of the debentures by 1/24 per month effective July 1, 2008 with a balloon payment on July 1, 2009.  The Company has not made the principal payment due on July 1, 2008 and August 1, 2008.

On May 9, 2008 the Company entered into a series of Agreements with the same Debenture holders in connection with establishing a Line of Credit to be collateralized by certain contracts and Purchase Orders of the Company.  The original funding available was $3.0 million with the ability to add an additional lender in order to increase the overall line capability to $4.5 million.  As of August 8, 2008 the Company has received $2,014,491 against the Line of Credit, and has a current outstanding balance of $1,981,750. As of  June 30, 2008 the outstanding balance owed was $2,014,491.  Based upon the contracts it has, the Company has requested additional funding to bring the total cash advance to $3,000,000 but has not yet received the additional funding.  Management has requested a portion of that funding be utilized to pay the principal and interest which is due on the debenture with the remaining funding provided to the Company. As a term and condition of the funding all payments were required to go to a Lock Box account.  The Company erroneously deposited certain checks into its general account without going through the Lock Box and erroneously overstated the amounts of  contracts available for the initial funding.  Although these matters constituted breaches of the agreements, the Company believes that its accounts are now balanced as a result of the submission of new contracts, which, after deducting amounts erroneously received or funded, exceeds the maximum borrowing base of $3,000,000 under the line of credit.

Capitalized lease obligations consist of the following:

	June 30,	December 31,
	2008	2007

Dell Financial Services (1)	$13,902	$18,566
Avante Leasing Corporation	66,467	74,851
Total capitalized leases	80,369	93,417
Less: Current portion	27,063	26,705
Total long-term portion of capitalized leases	$53,306	$66,712

(1) Includes multiple leases.

Due to Related Party

On June 30, 2007, as a condition of the financing the Company completed with Debenture Purchaser, as discussed in Note 4 – Long-Term Debt; the Company’s Revolving Credit Agreement with Avante was to be closed out.  As of June 30, 2007, due to the retirement of the Series B preferred stock and the open balance on the line of credit, the Company owed Avante $783,483.  Avante issued the Company a Waiver of Default letter stating that the Company would not be required to pay the net balance as it would be detrimental of the Company’s working capital.  The balance owed Avante is recorded as “Due to Shareholder” and has a balance of $307,955 as of June 30, 2008.  To ensure compliance, Avante issued the Company a Waiver of Default letter with an expiration of March 31, 2008.  The letter stipulates that in the event Avante determines that the Company is in default, the Company would be required to remedy the balance with full payment within ten days or issue 4,020,000 shares of its common stock.  The 4,020,000 shares would reflect the two for one conversion rate of the original Series B preferred stock. On July 15, 2008 Avante notified the Company that it was past due on payments and demanded payment within 10 days. As the Company was unable to pay its debt, Avante is entitled to the issuance of 4,020,000 shares of which it has not yet demanded. The issuance of these 4,020,000 shares would not constitute forgiveness of the debt owed.

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

The Company has various capital leases with Dell Financial Services (see Note 4 – Balance Sheet Details).  As of June 30, 2008, there are six outstanding leases.  Their respective monthly payments and expiration dates are as follows: $649.43, March 16, 2009; $29.11, March 31, 2009; $188.30, August 1, 2010; $71.16, December 1, 2010; $45.08, July 8, 2011; and $62.53, July 11, 2011.

Future minimum obligations for the above leases are as follows:

2008	$44,201
2009	82,295
2010	79,507
2011	69,645
2012	20,000

Total Lease Obligations	$295,648

NOTE 6 - BUSINESS SEGMENTS

The Company operates primarily in three segments: manufacturing division (ACMT and ACMF), development division (Georgia –ACP, Tennessee – ACI, and Florida – ACR), and ancillary services division (ACD, ACCS, ACSR, SAP, FBII and MRL). The corporate administration is separated from the operating segments.

Information concerning the revenues and operating income for the year ended June 30, 2008 and 2007, and the identifiable assets for the four segments in which the Company operates are shown in the following table:

	Six Months Ended
	June 30,	June 30,
	2008	2007

OPERATING REVENUE
Manufacturing	$2,517,779	$2,651,492
Development	1,526,291	3,298,693
Ancillary Services	-	-
Consolidating Eliminations	(14,832)	(228,472)

Consolidated Totals	$4,029,238	$5,721,713

INCOME (LOSS) FROM OPERATIONS
Manufacturing	$397,793	$535,838
Development	(97,000)	561,056
Ancillary Services	(4,132)	(1,885)
Corporate	(2,099,178)	(218,443)

Consolidated Totals	$(1,802,517)	$876,567

IDENTIFIABLE ASSETS
Manufacturing	$4,309,467	$5,633,260
Development	1,523,722	387,124
Ancillary Services	1,511,450	(538)
Corporate	2,783,606	2,509,123

Consolidated Totals	$10,128,245	$8,528,969

DEPRECIATION AND AMORTIZATION
Manufacturing	$88,619	$88,567
Development	22,368	7,552
Ancillary Services	-	-
Corporate	420	201

Consolidated Totals	$111,406	$96,319

NOTE 7 – RELATED PARTIES

On October 1, 2006, Avante Leasing Corporation, a wholly-owned subsidiary of Avante, leased a truss building system to Alternative Construction Manufacturing of Tennessee, Inc.  The terms of the agreement include a five year term, 15.53% interest, with a $1 purchase price at the end of the period.  This transaction was completed as the acquisition and financing of the truss system needed the financial guarantee of Avante and Michael W. Hawkins.  As of June 30, 2008, the balance due to Avante Leasing Corporation under this Agreement was $66,467.

On May 16, 2007, ACP acquired 80% of ACI, a contractor of residential homes in Cleveland, Tennessee.  The acquired shares of Ionian were owned by James Hawkins, the brother of Michael W. Hawkins, the CEO and a Director of the Company.  The minority interest in Ionian is owned by GAMI, a Company owned by the Hawkins Family Trust, in which Michael W. Hawkins is a member.  The acquisition of Ionian at a purchase price of $800,000 was made with the issuance of 115,942 shares of the Company’s common stock, based on the closing price on May 16, 2007 of $6.90.  As a condition to the acquisition, the Company is required pay the liabilities of the Company.  In the event the Company fails to maintain payment of the liabilities, the previous owner, who has personal guarantees on those liabilities, may repurchase the Company by buying its common stock back at par value ($8,000).

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

On June 29, 2007, as a condition of the financing the Company completed with Debenture Purchaser, as discussed in Note 3 – Balance Sheet Details; the Company’s Revolving Credit Agreement with Avante was to be closed out.  As of June 30, 2007, due to the retirement of the Series B preferred stock and the open balance on the line of credit, the Company owed Avante $783,483.  Avante issued the Company a Waiver of Default letter stating that the Company would not be required to pay the net balance as it would be detrimental of the Company’s working capital.  The remaining balance payable to Avante, although an Accounts Payable, is recorded as Due to Shareholder.  See Note 4 – Balance Sheet Details.  On July 15, 2008 Avante gave notice to the Company that it had 10 days in which to cure its outstanding balance.  The Company has failed to do so, and as such, upon the mandate by Avante, will be required to issue an additional 4,020,000 shares of its common stock.  The issuance of this stock does not offset the payment of the outstanding debt.

The Exclusive Investment Banking Services Agreement and the Finder Agreement, both dated October 24, 2004, and the Sales Commission Agreement, dated January 20, 2005, all between the Company and Avante, were terminated as of June 30, 2007 as a condition to the financing with Debenture Purchaser.

On February 10, 2008, Sustainable Structures Leasing, Inc. (“SSL”) a subsidiary of Accelerated Building Concepts Corporation (“ABCC”), contracted with ACMF to build two buildings for Gulfstream Aerospace, Inc. (“Gulfstream”) for $1,040,000.  ACMF contracted New Century Structures, Inc. (“NCSI”), a subsidiary of ABCC, as a subcontractor to build the two buildings.  ABCC and ACT have common ownership, and an officer and a director.  Michael W. Hawkins, the Company’s CEO and Chairman, through ownership of Avante and GAMI, is a significant shareholder of both ACT and ABCC.  Additionally, Bruce Harmon was a Director of the Company, and also the Interim CFO and Director of ABCC at the time of the transaction.  ABCC could not fund the needs of the contract with GulfStream through conventional or unconventional methods.  ABCC did have three financing options, two of which would have required for the outright sale of the buildings at a loss to ABCC of more than $200,000 with no potential projected long-term revenue opportunity of a five year lease to Gulfstream with two renewable five year terms.  These options were considered as loss leaders which provided no guarantee for positive revenue for ABCC for the future.  The third option, provided by ACT was the only viable option available that (i) ensured ownership of the buildings remained with SSL; (ii) guaranteed 100% of the revenue recognition to SSL as provided by the contract; and (iii) ensured that SSL could deliver its product within a reasonable timeframe.  Due to this situation, ABCC was in danger of losing a profitable contract for a five-year leasing of the buildings, with two additional five-year periods, along with the potential for additional leasing opportunities of the buildings and up to 25+/- more buildings for Gulfstream.  The ABCC management views Gulfstream as a potential customer with significant revenue opportunities over the next 15 years.  Additionally, at the end of the lease term(s), ABCC would maintain ownership of the buildings providing additional revenue through the sale to GulfStream or a third party(ies).  To ensure that ABCC would not lose a significant part of their revenue stream, which included revenue to ACT through its purchases of the ACTech® Panel from ACMT, management of ACT and ABCC determined that the agreements as stated above would benefit both companies as ACT did have the financing to ensure ABCC the opportunity to fulfill the contracts.  As ACT would have potential risk if NCSI and/or ABCC would encounter problems or legal issues associated with the transaction, the two contracts, SSL / ACMF and ACMF / NCSI, would favor ACMF versus NCSI.  The transaction was not at arm’s length but the management of ABCC had no other options.  ACMF agreed to provide the financing strength with the potential risk exposure.  SSL contracted ACMF for $1,040,000 for the two buildings.  ACMF contracted with NCSI to provide the two buildings for $748,800.  The profit margin was determined to be reasonable under these circumstances with the risk to SSL for not fulfilling the contract with Gulfstream.  As an additional condition of the contract between ACMF and NCSI, NCSI is responsible for interest charges on the financing ACMF received for the sole benefit of the SSL contract.  The interest charges are estimated at $50,000.  The financing received by ACT was for various ACT projects.  As a condition of the financing, ACT was required to issue 1,800,000 warrants for the Company’s common stock at an exercise price of $2.50.  As this was at the detriment of ACT and a portion of the proceeds for the benefit of ABCC, both parties agreed to an additional cost $60,000 as a partial compensation for ACT issued the warrants.  Under these terms and conditions, NCSI would recognize an estimated loss of $315,300 on the construction of the buildings whereas ACMF would recognize a profit of $401,200.  The directors and management of ABCC agreed to the loss as they recognized the potential and opportunities outweighing the potential for legal remedies that Gulfstream could seek for non-performance.  The initial building has been granted a Certificate of Occupancy and GulfStream moved in on July 15, 2008.  The second building has been completed and is awaiting shipment (which is not the responsibility of the Company) to the delivery site. The Company has recognized 100% of the revenue associated with this transaction and has provided the appropriate invoicing for payment.

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

As of August 18, 2008 ACT has 100,000,000 shares authorized, 9,751,877 shares issued and 9,735,227 shares outstanding at no par value.

On February 28, 2008 CAMOFI Master Fund LDC converted $160,000 of the debenture into equity in exchange for 40,000 shares.  In addition, CAMHZN Master Fund LDC converted $40,000 of the debenture into equity in exchange for 10,000 shares.

On March 3, 2008 the Company issued 73,171 of its common stock for $300,000.  The conversion price was $4.40 per share.

The common shares underlying the debentures and warrants were registered for resale by the Company on February 8, 2008.  Because the registration statement was not declared effective within 120 days of the closing of the transaction, the Company was assessed a penalty by the Debenture purchasers and issued 200,000 additional shares to them as compensation on May 7, 2008.

On May 20, 2008 the Company issued 80,000 shares of its common stock to various principals of Dinosaur Securities, LLC in conjunction with the Line of Credit it entered into on May 9, 2008.  In addition, the Company issued 1,800,000 warrants to various lenders at a purchase price of $2.50 per share.

On May 23, 2008 the Company issued 100,000 shares to JP Turner & Associates, LLC.

On June 17, 2008 the Company cancelled 350,000 shares issued to Bruce Harmon.  Cancellation of the stock was directly associated with the cancellation of a $262,500 promissory note owed by Bruce Harmon to the Company.

 Preferred Stock

The Company authorized, issued and has outstanding 1,500,000 Series A preferred stock at $1.00 par value.  The Series A preferred stock was issued to Paul Janssens in conjunction with the purchase by the Company of ACMT and select assets of Quality Metals Systems, LLC.  This stock has the conversion rights of one for one share of common stock.

The Company has 3,500,000 authorized shares of Series B preferred stock at $0.0001 par value with no shares outstanding.  The Series B preferred stock was initially issued to GAMI and Avante in conjunction with the use of personal guarantees by Michael W. Hawkins, CEO and Chairman of the Company and corporate guarantees by Avante.  Michael W. Hawkins is the managing member of GAMI and GAMI is the majority shareholder of Avante.  The conversion rights were one for two shares of common stock.  On May 16, 2007, the Company purchased the outstanding shares of Series B preferred stock for $2,000,000.

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

Treasury Stock

On May 16, 2007, the Company purchased 2,010,000 shares of Series B preferred stock from Avante and GAMI for $2,000,000.

NOTE 9 – LEGAL PROCEEDINGS

On October 2, 2006, the Company was named in a lawsuit captioned New Millennium Enterprises, LLC and Phoenixsurf.com, LLC v. Michael W. Hawkins, et. al. U.S. District Court, Middle District of Georgia, 3: 06-CV-84 (CDC).  The lawsuit alleges violations of the Georgia Securities Act, Georgia Fair Business Practices Act, Federal Securities laws and certain other unspecified laws in connection with the investment by Plaintiffs of $500,000 in ACC and seeks rescission of this investment.  Plaintiffs amended their complaint on April 11, 2007.  The Company filed an answer to the amended complaint denying all essential allegations of the complaint and asserting affirmative defenses showing why the plaintiffs are not entitled to the relief sought.  In addition, the Company filed Counterclaims against the Plaintiffs and Third Party claims against individual officers and directors of Plaintiff, alleging a malicious interference with the Company’s business and business relations, conspiracy to interfere with our business, libel and slander, and violation of rights under Title IX of the Organized Crime Control Act of 1970 as amended.  The Parties are to establish a consolidated plan of discovery in 2008.  The Company believes it has meritorious defenses to the claims and intends to vigorously defend this lawsuit and to pursue its counterclaims.  On August 5, 2008 the parties conducted a settlement conference and entered into a protective order for the dissemination of certain information.  Discovery is scheduled to be completed by February 2009.

On January 30, 2008, the Company was named in a lawsuit captioned Kelco Metals, Inc. v. Alternative Construction Technologies, Inc., Circuit Court of Cook County Illinois, 2008L001092.  The lawsuit alleges breach of contract in the amount of $109,197.27.  The Company entered into an agreement with Kelco to acquire metal which was to have been sent to a third party, Precoat Metal Division, for the metal to be galvanized.  Kelco Metals, Inc. demanded prepayment prior to shipping to the Company and held up the metal at Precoat Metal Division.  The Company elected not to pay for the metal as the demand for prepayment was a contradiction to the payment terms.  The Company believes that Kelco subsequently sold the inventory in question for more than the amount of the claim.

Two of the Company’s subsidiaries have been sued by vendors (one in each Company) for nonpayment totaling approximately $60,000.  The payment of these outstanding invoices is directly related to these subsidiaries not receiving payment from customers.  In one case, the Company has sued its customer for final payment of approximately $250,000 (which it maintains a reserve for) and has told the vendors associated with this matter that once the Company is paid they will get paid.  As a matter of construction law, each vendor has the right to file a lien against the property for payment.  The Company has filed all appropriate liens.  The total outstanding balance of the lawsuits against the subsidiaries of the Company do not warrant a material effect on the Company’s performance.

NOTE 10 – SUBSEQUENT EVENTS

On August 11, 2008 the Company was notified by Solar 18, Inc. (“Solar 18”) (f/k/a Atlan International Holdings, Inc.) that, as a condition   to its proposed financing of up to $10,000,000, with an institutional lender it was asked to convert its outstanding receivable into preferred shares of Solar 18.  Under the proposal ACCS or is designee would be issued 2,000,000 shares of Solar 18 Series A Preferred Shares which would convert on a 1x1 basis into common shares of Solar 18 at market value.  The Company has not yet made a decision whether to accept the proposal.  The Company will be reviewing the terms and conditions of the financing, the proposed terms and conditions of the preferred stock and the business plan of Solar 18, Inc.  The Joint Venture between the Company and Solar 18 has now finalized the design of its product and received its initial shipment of product.  ACT expects to begin marketing the new product through the Joint Venture as soon as issues involving its financing are resolved.

On July 19, 2008 BridgePointe Master Fund, one of the lenders, notified the Company that it did not intend to fund any additional draw-downs under the line of credit until all current defaults had been corrected.  On July 31, 2008 BridgePointe Master Fund notified the Company that it was in default in its debenture and that it must cure such defaults within five (5) days.  On August 1, 2008 BridgePointe Master Fund notified the Company that it was in default in its line of credit and had five (5) days to cure it.  The terms of the debentures called for principal amortization there under to commence on July 1, 2008, at the rate of approximately $90,500 per month, which equates to a rate of 1/24 per month with a balloon payment due July 1, 2009 for any outstanding remaining balance.  The Company is unable to make these payments without access to additional outside funding or in connection with draw-downs under the line of credit.  The Company is working with its lenders and outside parties to reach agreement upon a satisfactory restructuring of this debt or payments to cure any defaults.  While the Company is hopeful that a resolution can be achieved in the short term, if it is not, at least one lender has notified the Company that it will commence collection efforts, to include foreclosure on assets securing the debenture.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008

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

The growth of the Company was negatively impacted by the inability to obtain new financing in January 2008.  As part of its financing in June 2007, the Company stated to its lenders that additional capital would be required within a short period of time to maintain the growth levels that the Company expected to achieve.  The Company began negotiating with its financiers in December 2007 and January 2008 to secure such additional financing.  Simultaneously with these discussions, the Company obtained commitments for additional equity and secured financing from third parties.  In each case, such third parties required the debenture holders to waive or amend the terms of the “Green Shoe” option which they were granted in connection with the June 2007 debenture financing.  A waiver or satisfactory amendment could not be agreed upon and the Company’s cash needs were not met.

In May 2008 the Company entered into a $3,000,000 line of credit financing with the existing financiers.  The line of credit is secured by “eligible” contracts and drawn down there under with interest at 13%.  On June 30, 2008 the outstanding balance was $2,014,491, and there is currently $1,981,750 outstanding under this facility and $1,018,250 available for funding.  On August 6, 2008 the Company provided the lenders with a notice of draw-down from the line of credit in the amount of $1,018,250 to maximize the line of credit.  The Company provided the lenders with copies of existing contracts and purchase orders totaling an approximate $5.4 million.  The Company authorized the lenders to apply $467,560 of the funding request against the outstanding debenture principal and interest, which would bring the Company current in all payments.

On July 19, 2008 BridgePointe Master Fund, one of the lenders, notified the Company that it did not intend to fund any additional draw-downs under the line of credit until all current defaults had been corrected and a “field audit” conducted.  On July 31, 2008 BridgePointe Master Fund notified the Company that it was in default in its debenture and that it must cure such defaults within five (5) days.  On August 1, 2008 BridgePointe Master Fund notified the Company that it was in default in its line of credit and had five (5) days to cure it.  The terms of the debentures called for principal amortization there under to commence on July 1, 2008, and monthly thereafter at a rate of 1/24 per month with a balloon payment due July 1, 2009 for any outstanding remaining balance.  The Company is unable to make these payments without access to additional outside funding or in connection with draw-downs under the line of credit.  The Company is working with its lenders and outside parties to reach agreement upon a satisfactory restructuring of this debt or payments to cure any defaults.  While the Company is hopeful that a resolution can be achieved in the short term, if it is not, at least one lender has notified the Company that it will commence collection efforts, to include foreclosure on assets securing the debenture. On August 12, 2008 the lender requested additional information in order to consider the outstanding financing obligation.  The Company responded on August 14, 2008.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-Q.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2008 TO THE THREE MONTHS ENDED  JUNE 30, 2007

	Manufacturing Division		Ancillary Division		Development Division		ACT Corporate		Eliminations		Consolidated
For the Three Months Ended June 30:	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007

Revenue	$1,047,836	$1,630,801	$-	$-	$477,726	$2,478,931	$-	$-	$(14,832)	$(111,959)	$1,510,730	$3,997,773
Cost of Sales	799,601	1,045,400	13	-	497,661	1,798,992	-	-	(14,832)	(148,329)	1,282,443	2,696,063
Gross Profit	248,235	585,401	(13)	-	(19,935)	679,939	-	-	-	36,370	228,287	1,301,710
Operating Expenses	98,359	187,427	2,285	585	86,074	236,972	1,814,011	167,347	-	-	2,000,729	592,331
Income (Loss) from Operations	$149,876	$397,974	$(2,298)	$(585)	$(106,009)	$442,967	$(1,814,011)	$(167,347)	$-	$36,370	$(1,772,442)	$709,379

Total revenues decreased to $1,510,730 for the three months ended June 30, 2008 from $3,997,773 for the three months ended June 30, 2007. The decrease of $2,522,793 or 62.2% resulted primarily from the Company’s inability to reach financing terms and the lack of capital it needed to move forward with the contracts it had in place.  The Company believes it lost significant business because of its inability to reach financing terms with its financing partners.  Once financing was achieved, May 8, 2008, the Company began moving forward with its remaining contracts, currently valued at $5.4 million, of which approximately $372,000 was recognized this quarter.

Total revenues and as a percent of consolidated revenues for the three months ended June 30, 2008, were provided as follows:  Manufacturing Division - $1,047,836 (62.8%) and Development Division - $477,726 (31.6%).  The difference between the reported revenue and the individual subsidiaries is the result of consolidating eliminations and the cost associated with the Ancillary Division.

Cost of sales was $1,282,443 and $2,696,063, respectively for the three months ended June 30, 2008 and 2007. As a percent of revenue, the cost of sales increased from 77.0% to 84.9%, for the three months ended June 30, 2007 as compared to the three months ended June 30, 2008. The Manufacturing Division recognizes a lower cost of sales percent, 76.3%, than the consolidated total of the developing division at 104.2%, therefore, when the Development Division recognizes a greater percentage of the overall revenue, the cost of sales increase.  In addition, the pricing of raw materials has had substantial increases during this reporting period, which create a negative impact on cost of sales.

Gross profit was $228,287 and $1,301,710, respectively for the three months ended June 30, 2008 and 2007.   As a percent of revenue, gross profit was 15.1% and 23.0%, respectively for the three months ended June 30, 2008 and 2007.  One cause of the decline in gross profit is a direct correlation to the revenue split between the Manufacturing Division and the Development Division as defined in cost of sales above.  In addition, the loss of revenue caused by the lack of funding, had a direct impact on the gross profit as the Company’s management had to consider the implications of laying off qualified staff that would look for work elsewhere.  The Company elected to maintain the staff and as such gross profit declined.

Total operating expenses increased to $2,000,729 for the three months ended June 30, 2008 from $592,331 for the three months ended June 30, 2007. This $1,408,398 or 70.4% increase was attributed mostly to the write-off of financing fees associated with the debenture agreement of June 30, 2007 and the financing fees and costs associated with the Line of Credit agreement of May 9, 2008 of $1,403,055.

The operating expenses and the percent of consolidated operating expenses for the three months ended June 30, 2008, were contributed as follows:  Manufacturing Division $98,359 (4.9%); Development Division $86,074 (4.3%); the Ancillary Division  $2,285 (0.1%); and Corporate, $1,814,011(90.7%).

Adjusted Earnings Before Depreciation, Interest, Taxes, and Amortization

The Company presents Adjusted EBITDA as a financial measure as management believes it provides useful information to investors regarding the Company’s liquidity and financial condition and because management, as well as the Company’s lenders, uses this measure in evaluating the performance of the Company.

Management uses Adjusted EBITDA as a supplement to GAAP measures to further evaluate the Company’s period-to-period operating performance and evaluate the Company’s ability to meet future capital expenditure and working capital requirements. Management believes the exclusion of non-cash charges, including stock-based compensation, is useful in measuring the Company’s cash available to operations and the performance of the Company. Management also believes that financing fees associated with the raising of capital is a one time fee that does not accurately reflect the overall performance of the Company.  Because the Company finds Adjusted EBITDA useful, the Company believes its investors will also find Adjusted EBITDA useful in evaluating the Company’s performance.

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

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2008	2007	2008	2007
	Net Income (Loss)	$(1,942,600)	$532,548	$(2,050,021)	$641,320
	Minority Interest in Income (Loss) of Subsidiary	(9,824)	126,525	(5,947)	149,737
	Provision for Income Taxes	-	-	-	-
	Interest	124,583	50,306	241,556	85,510
	Income from Operations	(1,827,841)	709,379	(1,814,412)	876,567
	Depreciation and Amortization	56,425	45,038	111,406	96,319
	Non-Cash Stock Based Compensation	41,800	-	56,100	-
	Financing Fees	1,403,055	-	1,403,055	-
1	Adjusted EBIDTA	$(326,561)	$754,417	$(243,851)	$972,886
2	Adjusted EBIDTA Margin	(21.6%)	18.90%	(5.99%)	17.00%

1
Adjusted EBIDTA is defined as net income before minority interest in income of subsidiaries, interest expense and financing fees, provisions for income taxes, depreciation, amortization, and other non-cash stock-based compensation.

2	Adjusted EBIDTA Margin is calculated as Adjusted EBIDTA divided by total revenues for the period.

Manufacturing Division

Manufacturing Division

	ACMT		ACMF		Eliminations		Consolidated
For the Three Months Ended June 30:	2008	2007	2008	2007	2008	2007	2008	2007

Sales	$674,086	$1,630,801	$373,750	$-	$(14,832)	$(111,959)	$1,033,004	$1,518,842
Cost of Sales	556,241	1,045,400	243,360	-	(14,832)	(148,329)	784,769	897,071
Gross Profit	117,845	585,401	130,390	-	-	36,370	248,235	621,771
Operating Expenses:	98,359	187,427	-	-	-	-	98,359	187,427
Income From Operations	$19,486	$397,974	$130,390	$-	$-	$36,370	$149,876	$434,344

ACMF recognized $373,750 (33.9%) in revenue directly associated with the facilities for GulfStream Aerospace. As ACMF was incorporated in 2008 it has no historical financials in which to compare revenue.  ACMT’s revenue decreased from $1,630,801 to $674,086 (58.7%) for the three months ended June 30, 2007 and 2008, respectively.    ACMT revenue decrease was directly associated with the inability of the Company to receive financing, which delayed the delivery of our raw materials.  The cycle for obtaining raw materials, especially our steel requirements, has created shortfalls in production and our lack of performance on outstanding orders.  All steel suppliers now require cash payment before delivery scheduling, which often can take up to two weeks for delivery.  As the Company has been sporadically funded under the line of credit, and never on the schedule in which it was promised, the Company must often shut down production for weeks at a time while waiting on raw materials.

The manufacturing facility, ACMT, recognizes a cost of sales percent, 82.5%, (37.7% of the overall cost of sales), while ACMF recognizes a cost of sales percent, 65.1%, (29% overall cost of sales), respectively which represents an increase of 17.6% which is caused by two factors, (i) the increase cost of raw materials, and (ii) the Company is required to maintain certain levels of staffing and facility operations that increase overall cost of sales as a percentage when production levels decline. ACMT’s cost of sales decreased from 1,045,400 to 556,241 (46.8%) for the three months ended June 30,  2007 and 2008, respectively as a direct result in the reduction of gross sales.

ACMT represents 4.9% of the overall operating expenses of the Company.  Payroll, insurance, maintenance and marketing represent the majority cost of operations.

Development Division

Development Division

	ACP		ACI		ACR		Eliminations		Consolidated
For the Three Months Ended June 30:	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007

Sales	$-	$1,196,756	$216,691	$1,282,175	$261,035	$-	$-	$-	$216,691	$2,478,931
Cost of Sales	30	783,981	117,564	1,015,011	380,067	-	-	-	117,594	1,798,992
Gross Profit	(30)	412,775	99,127	267,164	(119,032)	-	-	-	99,097	679,939
Operating Expenses:	16,519	220,784	26,421	16,188	43,134	-	-	-	42,940	236,972
Income From Operations	$(16,549)	$191,991	$72,706	$250,976	$(162,166)	$-	$-	$-	$56,157	$442,967

The revenue attributed by ACI and ACR for the period was $216,691 (14.3% of the overall revenue) and $261,035 (17.7% of the overall revenue), respectively.  ACPSB’s revenue decreased from $1,196,756 to $0 for the three months ended June 30, 2007 and 2008, respectively, as the office has been closed.

ACI and ACR, have a higher cost of sales percent (54.3% and 145.6%, respectively) as compared to the consolidated percent.  The increase of cost of sales is directly related to the delays caused by the lack of financing.  ACI cost of sales represents 9.2% of the overall cost of sales, and ACR represents 29.6% of the overall cost of sales,  The cost of sales for ACR relates to cost overruns on a project that was inherited with the acquisition.  The overrun cost was approximately $135K.  The additional increase, as a percentage, of the cost of sales was directly related to the slow building process, caused by constant delays in cash availability.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2008 TO THE SIX MONTHS ENDED JUNE 30, 2007

Results of Operations

	Manufacturing Division		Ancillary Division		Development Division		ACT Corporate		Eliminations		Consolidated
For the Six Months Ended June 30:	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007

Revenue	$2,553,529	$2,651,492	$-	$-	$1,526,291	$3,298,693	$-	$-	$(14,832)	$(228,472)	$4,064,988	$5,721,713
Cost of Sales	1,885,895	1,749,918	813	-	1,414,257	2,350,802	-	-	(14,832)	(228,472)	3,286,133	3,872,248
Gross Profit	667,634	901,574	(813)	-	112,034	947,891	-	-	-	-	778,855	1,849,465
Operating Expenses	234,091	364,717	3,319	1,885	209,035	387,853	2,099,178	218,443	-	-	2,545,623	972,898
Income (Loss) from Operations	$433,543	$536,857	$(4,132)	$(1,885)	$(96,999)	$560,038	$(2,099,178)	$(218,443)	$-	$-	$(1,766,766)	$876,567

Total revenues decreased to $4,064,988 for the six months ended June 30, 2008 from $5,721,713 for the six months ended June 30, 2007. The decrease of $1,656,725 or 28.9% resulted primarily from the Company’s inability to reach financing terms and the lack of capital it needed to move forward with the contracts it had in place.  The Company lost $19 million in contracts due to its inability to reach financing terms with its financing partners.  Once financing was achieved, May 8, 2008, the Company began moving forward with its remaining contracts, currently valued at $5.3M, of which approximately $1.1 million was recognized during the six month period.

Total revenues and as a percent of consolidated revenues for the three months ended June 30, 2008, were provided as follows:  Manufacturing Division - $2,553,529 (62.8), and Development Division - $1,526,291 (37.5%).  The difference between the reported revenue and the individual subsidiaries is the result of consolidating eliminations and the cost associated with the Ancillary Division.

Cost of sales was $3,286,132 and $3,872,248, respectively for the six months ended June 30, 2008 and 2007. As a percent of revenue, the cost of sales increased from 67.7% to 80.8%, for the six months ended June 30, 2007 as compared to the six months ended June 30, 2008. The manufacturing division recognizes a lower cost of sales percent, 73.9%, than the consolidated total of the developing division at 92.7%, therefore, when the developing division recognizes a greater percentage of the overall revenue, the cost of sales increase.  In addition, the pricing of raw materials has had substantial increases during this reporting period, which create a negative impact on cost of sales.

Gross profit was $743,107 and $1,849,465, respectively for the six months ended June 30, 2008 and 2007.   As a percent of revenue, gross profit was 19.2% and 32.3%, respectively for the six months ended June 30, 2008 and 2007.  One cause of the decline in gross profit is a direct correlation to the revenue split between the Manufacturing Division and the Development Division as defined in cost of sales above.  In addition, the loss of revenue caused by the lack of funding, had a direct impact on the gross profit as the Company’s management had to consider the implications of laying off qualified staff that would look for work elsewhere.  The Company elected to maintain the staff and as such, gross profit declined.

Total operating expenses increased to $2,545,623 for the six months ended June 30, 2008 from $972,898 for the six months ended June 30, 2007. This $1,572,725 or 61.8% increase was mainly attributable to the write-off of financing fees associated with the debenture agreement of June 30, 2007 and the Line of Credit agreement of May 9, 2008 of $1,403,055.  The additional expenses represent stock-based compensation, and an increase in marketing expenses and legal fees.

The operating expenses and the percent of consolidated operating expenses for the six months ended June 30, 2008, were contributed as follows:  Manufacturing Division $234,091 (9.20%); Development Division $209,035 (8.20%); the Ancillary Division  $1,034 (0.1%); and Corporate, $2,099,178 (82.4%).

Manufacturing Division

Manufacturing Division

	ACMT		ACMF		Eliminations		Consolidated
For the Six Months Ended June 30:	2008	2007	2008	2007	2008	2007	2008	2007

Sales	$1,403,529	$2,651,492	$1,150,000	$-	$(14,832)	$(228,472)	$2,538,697	$2,423,020
Cost of Sales	1,137,095	1,749,918	748,800	-	(14,832)	(228,472)	1,871,063	1,521,446
Gross Profit	266,434	901,574	401,200	-	-	-	667,634	901,574
Operating Expenses:	234,021	364,717	70	-	-	-	234,091	364,717
Income From Operations	$32,413	$536,857	$401,130	$-	$-	$-	$433,543	$536,857

In the first quarter of 2008 the company incorporated ACMF to manufacture modular facilities.  ACMF signed its first contract on February 10, 2008 with Sustainable Structures Leasing in order to build two modular buildings for GulfStream Aerospace.  ACMF recognized $1,150,000 in revenue. ACMT’s revenue decreased from $2,651,492 to $1,403,529 (47.1%) for the six months ended June 30, 2007 and 2008, respectively.

The manufacturing facility, ACMT, recognizes a cost of sales percent, 81.0%, (27.9% of the overall cost of sales), while ACMF recognizes a cost of sales percent, 65.1%, (18.4% overall cost of sales), ACMT’s cost of sales decreased from $1,749,918 to $1,137,095 (35%) for the six months ended June 30, 2007 and 2008, respectively due primarily to the reduction of gross sales

ACMT represents 9.20% of the overall operating expenses of the Company.  Payroll, insurance, maintenance and marketing represent the majority cost of operations.

Development Division

Development Division

	ACP		ACI		ACR		Eliminations		Consolidated
For the Six Months Ended June 30:	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007

Sales	$-	$2,016,518	$902,390	$1,282,175	$623,903	$-	$-	$-	$1,526,293	$3,298,693
Cost of Sales	61	1,335,791	745,047	1,015,011	669,148	-	-	-	1,414,256	2,350,802
Gross Profit (Loss)	(61)	680,727	157,343	267,164	(45,245)	-	-	-	112,037	947,891
Operating Expenses	59,952	371,665	55,382	16,188	93,702	-	-	-	209,036	387,853
Income (Loss) From Operations	$(60,013)	$309,062	$101,961	$250,976	$(138,947)	$-	$-	$-	$(96,999)	$560,038

The revenue attributed by ACI and ACR for the period was $902,390 (22.4% of the overall revenue) and $623,903 (15.5% of the overall revenue), respectively.  The decrease is due to lack of financing and the increased cost of inventory pending sales. ACPSB’s revenue decreased from $2,016,158 to $0 for the six months ended June 30, 2007 and 2008, respectively, as the office has been closed.

ACI and ACR, have a higher cost of sales percent (82.6% and 107.3%, respectively) as compared to the consolidated percent.  ACI cost of sales represents 22.7% of the overall cost of sales, and ACR represents 20.4% of the overall cost of sales.  The increase cost of sales associated with ACR stems from a partial contract at the time of acquisition in 2007, which ran into delays and excess costs that the Company had to cover.  The additional cost associated with this project was approximatley $135,000.

Liquidity and Capital Resources

As of June 30, 2008, the Company had a working capital deficit, and negative cash of $2,470,114.  Net loss was $2,050,021 for the six months ended June 30, 2008. The Company generated a negative cash flow from operations of $3,591,654 for the six months ended June 30, 2008. The negative cash flow from operating activities for the period is primarily attributable to the Company's increase in accounts receivables, $1,751,586, decrease in costs in excess of billings on uncompleted contracts, 265,402, decrease in issuance of long-term receivable, 262,500 decrease in accounts payable, accrued expenses, and taxes payable, $803,375, increase in inventories, $287,475, offset by a decrease in prepaid expenses, $557,296, billings in excess of costs on uncompleted contracts, $91,185, increase in due to shareholder, 66,334, and decrease in deferred revenue, $59,266.

Cash flows used in investing activities for the six months ended June 30, 2008 consisted of the acquisition of $10,245 of manufacturing equipment and computers used in operations.

Cash flows provided by financing activities for the six months ended June 30, 2008 was $594,103 primarily due to the sale of common stock.  In addition, the Company received financing cash from the Line of Credit entered into on May 9, 2008 in the amount of $2,014,491.

The Company had a net increase in cash of $12,974 for the six months ended June 30, 2008 compared to an increase of $2,138,776 for the six months ended June 30, 2007.  The comparison of net income increase in cash is disproportionate because on June 30, 2007, the Company completed the placement of Senior Secured Convertible Debentures with a group of private investors.  The net proceeds of $4,000,000 were used to pay-off debt, pay down payables and to provide working capital to fund the Company’s marketing plan.  See Note 4 – Long-Term Debt, which created the net cash increase of $2,138,776.

On May 9, 2008 the Company entered into a $3.0 million line of credit creating the ability for the Company to fulfill its obligations under its current contracts.  The line of credit does not provide the necessary funding for the Company to sustain operations and to continue as a going concern.  If the pricing of commodities and other raw materials continue to increase dramatically, sales grow rapidly, and we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition. This is evident with the loss of significant contracts, the delays associated with recognizable revenue, and the acceptance of capital the Company has had to obtain on very onerous and unfavorable terms.

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are located in North America and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.  The current market conditions associated with construction in the United States has created a since of concern on the market and has had a negative effect upon the Company’s growth.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk exposures from those reported in our Annual Report on Form 10-K for the year December 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES SEE NOTES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), currently the same person, performed an evaluation of the effectiveness of the design, maintenance and operation of the Company’s disclosure controls and procedures of June 30, 2008. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.  There have been no significant changes in the Company’s internal controls or in other factors that materially affected, or would reasonably be likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 2, 2006, the Company was named in a lawsuit captioned New Millennium Enterprises, LLC and Phoenixsurf.com, LLC v. Michael W. Hawkins, et. al. U.S. District Court, Middle District of Georgia, 3: 06-CV-84 (CDC).  The lawsuit alleges violations of the Georgia Securities Act, Georgia Fair Business Practices Act, Federal Securities laws and certain other unspecified laws in connection with the investment by Plaintiffs of $500,000 in ACC and seeks rescission of this investment.  Plaintiffs amended their complaint on April 11, 2007.  The Company filed an answer to the amended complaint denying all essential allegations of the complaint and asserting affirmative defenses showing why the plaintiffs are not entitled to the relief sought.  In addition, the Company filed Counterclaims against the Plaintiffs and Third Party claims against individual officers and directors of Plaintiff, alleging a malicious interference with the Company’s business and business relations, conspiracy to interfere with our business, libel and slander, and violation of rights under Title IX of the Organized Crime Control Act of 1970 as amended.  The Parties are to establish a consolidated plan of discovery in 2008.  The Company believes it has meritorious defenses to the claims and intends to vigorously defend this lawsuit and to pursue its counterclaims.  On August 5, 2008 the parties conducted a settlement conference and entered into a protective order for the dissemination of information.  Discovery is scheduled to be completed by February 2009.

On January 30, 2008, the Company was named in a lawsuit captioned Kelco Metals, Inc. v. Alternative Construction Technologies, Inc., Circuit Court of Cook County Illinois, 2008L001092.  The lawsuit alleges breach of contract in the amount of $109,197.27.  The Company entered into an agreement with Kelco to acquire metal which was to have been sent to a third party, Precoat Metal Division, for the metal to be galvanized.  Kelco Metals, Inc. demanded prepayment prior to shipping to the Company and held up the metal at Precoat Metal Division.  The Company elected not to pay for the metal as the demand for prepayment was a contradiction to the payment terms.  The Company believes that Kelco subsequently sold the inventory in question for more than the amount of the claim

Two of the Company’s subsidiaries have been sued by vendors (one in each Company) for nonpayment totaling approximately $60,000.  The payment of these outstanding invoices is directly related to these subsidiaries not receiving payment from customers.  In one case, the Company has sued its customer for final payment of approximately $250,000 (which it maintains a reserve for) and has told the vendors associated with this matter that once the Company is paid they will get paid.  As a matter of construction law, each vendor has the right to file a lien against the property for payment.  The Company has filed all appropriate liens.  The total outstanding balance of the lawsuits against the subsidiaries of the Company do not warrant a material effect on the Company’s performance.

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

The Company is in default on its current indebtedness and if it fails to provide a work-out solution the lenders may foreclose on the Company.

The Company has received default notices from one of its Lenders, Bridgepointe Master Fund, LLC with respect to its secured convertible debentures and Line of Credit Agreement.  The defaults under the Debenture relate to the non-payment of principal payments which were to have commenced on July 1, 2008 and the default under the Line of Credit related to failure to properly fund a lock-box, submission of improper contracts and a cross-default related to the debenture default.  The Company is attempting to work with its lenders to cure these defaults and to either restructure all, or some, of the outstanding debt, or pay down the debt through third party financing.  No assurance can be given that these efforts will prove successful.  If they are not the lenders have the right to foreclose on substantially all of the Company’s assets.

The current business environment of the Company has suffered because of the weakened economy and its relationship with its vendors, creating an environment that has declined operations and created uncertainty in the market.

The Company underwent significant growth in 2006 and 2007 and projected that growth to continue in 2008.  The growth was dependent on three factors; (1) a continued strong economy; (2)  manageable costs of goods; and, (3) supplemented financing support from existing financial partners.  The economy has weakened considerably in the past year and as a result many customers have cancelled or delayed projects.  Despite the downturn, the Company remains optimistic that demand of its “green” products and services will continue to be strong.  Costs of goods, especially steel, have continued to escalate, particularly as a result of increased energy costs.  Finally, the Company’s relationship with its financiers has deteriorated and while the Company is working to rebuild or replace that relationship no assurance can be given that such will be the case.

The Company has been unable to fill the vacancy created by the Chief Financial Officer and the position is currently filled, on an interim basis, by the Company’s Chief Executive Officer, as well as, other key executive positions, creating a shortage in executive manpower that effects the overall operation of the business.

The Company’s CFO resigned on May 9, 2008.  The Company is committed to finding and hiring a qualified CFO in the short term.  In addition, the Company’s CEO has indicated a willingness to resign as CEO in favor of Anthony Francel, the Company’s current COO.  These changes, though desirable at this point, will necessarily cause changes and disruptions to the Company’s business.  In addition, the Company is in need of additional executives in sales, marketing, and investor relations.  Moreover, new Management will require financial commitments which may not be able to be met given the Company’s current financial situation.

If the Company is unable to raise equity capital or negotiate favorable terms with its current convertible debt holders it may be unable to achieve its 2008 objectives.

We incurred substantial growth for the year ended December 31, 2007 and had projected considerable growth in 2008.  The Company has pledged all of its assets to the current convertible debt holders and because of this have subsequently restricted the Company’s ability to secure additional financing. While the Company had secured commitments for additional financing in the first quarter of 2008, the Debenture Holders would not waiver or amend certain rights they held to future financing to allow the Company to complete additional financing. The Company entered into an  unfavorable agreement whereby the Company was forced to issue 1.8M additional warrants, issue two board seats, and pay 13% interest in order to ensure survivability.  Typical manufacturing companies rely heavily on debt to finance growth through inventory financing, purchase order financing, equipment financing, and factoring of receivables, which is currently unavailable to the Company.  The expected growth rate of the Company has suffered due to the lack of funding promised but not delivered.  The Company will require additional capital to meet its goals. In the event the Company is unable to successfully raise the necessary capital it may fail to reach targeted sales or overextend the Company’s obligations or ability to pay. There is no guarantee that we will succeed in obtaining additional financing, or if available, that it will be on terms favorable to us.  The debentures issued in the debt financing in June 2007, and subsequent Letter of Credit issued on May 9, 2008 are secured by all of our assets.  Certain debentures are convertible into common stock, at a fixed price of $4.00 per share; however, until the debentures are paid in full or converted into common stock, all of the Company’s assets have been proffered as collateral.  The maturity date of the debentures is June 30, 2009; however, the Company is required to pay down the principal owed on the debenture at 1/24 of the outstanding balance effective July 1, 2008.  The Company has been unable to meet this obligation.  The debentures and Line of Credit bear interest rates of 10% and 13% per year, respectively.  If the Financiers decide to pursue a default of the payment terms or other provisions of the debentures, there is no assurance that we will able to successfully negotiate new terms favorable to us.  In that event, the lenders may elect to accelerate the payment terms and may exercise their right against the collateral.

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

Our facilities, manufacturing equipment and distribution systems may be subject to catastrophic loss due to fire, flood, hurricane, tornado, earthquake, terrorism or other natural or man-made disasters.  This was evident by two lightning strikes and a subsequent fire which caused minor damages and delays in production. Our corporate office in Florida is located in an area subject to hurricanes and other tropical storms. We believe our insurance policies are adequate with the appropriate limits and deductibles to mitigate the potential loss exposure of our business. We do not have financial reserves for policy deductibles and we do have exclusions under our insurance policies that are customary for our industry, including earthquakes, flood and terrorism. If any of our facilities or a significant amount of our manufacturing equipment were to experience a catastrophic loss, it could disrupt our operations, delay orders, shipments and revenue recognition and result in expenses to repair or replace the damaged manufacturing equipment and facilities not covered by insurance.

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

We may acquire new businesses which fit strategically with our goals which will create dilution to our shareholders and additional cash requirements we cannot meet.

The Company acquired three businesses in 2007 and will continue to seek complementary businesses to acquire in 2008.  Two of the businesses (ACI and ACR) acquired in 2007 created dilution of the company shareholders, but have brought significant opportunities to expand the Company’s business.  With this additional business, the Company has struggled with meeting its cash flow requirements. The typical companies acquired are young companies with considerable contracts they are unable to fulfill or cash flow themselves.  Coupled with our need for increased raw materials, to add on these contracts, and the cash flow needs of the acquired business, the Company will need to look to equity and debt resources to fulfill its obligations.

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

The Sarbanes-Oxley Act of 2002 and various new rules subsequently implemented by the Securities and Exchange Commission (“SEC”) and the NASDAQ National Market have imposed additional reporting and corporate governance practices on public companies. Since adoption of these regulations, our legal, accounting and financial compliance costs have increased and a significant portion of management’s time has been diverted to comply with these rules. We expect these additional costs and the diversion of management’s time to continue and to the extent additional rules and regulations are adopted. The diversion or addition of resources may potentially increase over time, with respect to these legal initiatives.

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

In 2006, the Company wrote off a substantial amount of aged accounts receivable.  The Company has implemented a policy of filing Notice to Owners (“NTO”) on each property in which it produces product for to alleviate the inability to collect.  However, if a customer fails to pay, there could be considerable time between the need to pay our vendors and the receipt of our final payment.  ACP maintains more than $150,000 in immediate payables on a contract in which it is owed $254,000 and may be required to use legal remedies to collect.  The Company has engaged counsel to collect the remaining balance.  Failure to manage our credit risk and receive timely payments on our customer accounts receivable may result in the write-off of customer receivables. If we are not able to manage credit risk issues, or if a large number of customers should have financial difficulties at the same time, our credit losses would increase above historical levels. If this should occur, our results of operations may be materially and adversely affected.

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

Currently, we have no significant revenue derived from foreign interests.  The Company projected significant international growth in 2008 in various construction segments including commercial, affordable housing, military, and education.  The Company is currently negotiating in more than ten different countries and has made an impact in the international communities through its various United Nations invitations to present our products and solutions.  Over time, we anticipate the amount of international business may increase significantly if our focus on international market opportunities continues. Doing business in foreign countries does subject the Company to additional risks, any of which may adversely impact our future operating results, including:

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

If the Company’s anti-takeover measures are inadequate, the current control over the Company by management may be lost, creating a negative image on the Company’s position in the “Green” market.

On August 14, 2008 a member of the Board of Directors appointed by the debenture holders called a special meeting of the Board of Directors to seek the immediate removal of the Chairman and CEO.  The current management team has been with the Company since inception.  It understands the current market conditions, the “Green” environment, and the strategic and operational goals of the Company.  Current management maintains good relationships with its vendors and customers, despite the inadequacies of funding.  In the event management loses control of the operation of the Company, based upon its current licensures, the Company will be faced with a vacuum of leadership, knowledge, ability to conduct business, product de-licensure, and other historical information.  The Company would be required to expend cash and time in order to replace what it would lose with current management.  The loss of faith with the vendors, in which some relationships extend for many years, would be lost.  In addition, the customers would seek additional SIP manufacturers for product during this changeover and the Company may not be able to win their business back in the future.  The Company may not recover from such a change of control at this time.

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

The structural insulated panel industry is fragmented and highly competitive in our states of operation and we project it to remain the same. We compete with three types of competitors; (i) conventional builders, (ii) wood-based SIP manufacturers, and (iii) other steel-skin SIP manufacturers.  As the housing market has declined, many conventional builders are attempting to enter into the commercial marketplace; thus creating increased competition for use of our product.  As more and more people decide to use alternative methods of construction, the SIP industry is poised to gain significant growth in this market.  The boom has been projected for years by industry experts.  As such, many wood-based SIP manufacturers have been gearing up for the growth opportunities creating an influx of potential candidates to compete with for new building styles.  The competitive market in which we operate may prevent us from raising sales prices to pass any increased costs on to our customers. We compete on the basis of a number of factors, quality, price, service, reliability, appearance, functionality, and delivery times. We believe we may experience pricing pressures in our areas of operation in the future as some of our competitors seek to obtain market share by reducing prices.

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

The Company currently owns three development division subsidiaries located in Newnan, Georgia, Cleveland, Tennessee, and Bradenton, Florida. The Company maintains an office in Cleveland, Tennessee, but has no office facilities in Newnan, Georgia or Bradenton, Florida. The revenues are derived from providing construction solutions to a broad range of companies, developers and individuals. Historically, the construction industry has been cyclical and has experienced periodic downturns, which have a material adverse impact on the industry’s demand for construction.  The Company is currently developing a 59 home subdivision in Cleveland, Tennessee.  If the Company does not sell these homes as they are built, it will directly impact our cash flow and profitability.

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

In the event the Company is unable to pay the liabilities associated with Alternative Construction by Ionian, Inc., and Alternative construction by Revels, Inc., the previous owners, who have personal guarantees on those liabilities, has the right to repurchase their respective business at par value.

ACI and ACR have represented a significant portion of revenue for the Company.  In the event the Company is unable to keep current on the liabilities associated with ACI and ACR, the previous owners have the right to repurchase their respective businesses by paying par value (or $0.0001) for he stock they were issued as part of the purchase.  This would reduce the revenue, assets, and liabilities of the Company, which would have a negative impact on the overall business development division.  In addition, the previous owners, maintains the residential and commercial construction license in which the Company utilizes to conduct its business.

In the event the Company loses key employees that maintain contractor licenses, the Company would not be able to perform on the contracts it has entered into.

The Company relies on the personal contractor’s license of Dave Revels, Steve Rechnsteiner, and James Hawkins in which to conduct its business in Florida and Tennessee. In the event these individuals determine to leave the Company, the Company will not be able to perform on the current contracts it has in place.  The current value of all contracts for construction is $3.4M.

SPECIFIC RISKS RELATED TO OUR ANCILLARY SERVICES

Company management may choose to acquire strategic alliances and/or partners who may create long-term beneficial growth but would adversely affect short-term gains.

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

The Company’s subsidiary, ACCS, has a significant receivable from Atlan International Holding, Inc., currently known as Solar 18, Corp, that currently has not paid according to schedule, and if not collected would represent a considerable variance to the outstanding Accounts Receivable.

The Company has a short-term receivable of $1,000,000 and a long-term receivable of $1,000,000 from Atlan.  This constitutes 28.6% of the consolidated accounts receivable, net and 16.0% of the consolidated total assets.  The Company would be negatively affected if Atlan were unable to pay the receivable timely and/or not pay at it in its entirety.  The Company has strategically protected itself as it has three options in the case of non-payment.  First, the Company could receive the Atlan stock which is collateral to the receivable.  This would include Atlan’s ongoing contracts and assets.  The other options include the Company assisting Atlan in obtaining additional financing to enable the payment to the Company and/or the Company has the option to lien the royalties of the joint venture payments to Atlan until the receivable is paid in full. In the case of non-payment, it could be costly to the Company to negotiate the settlement which would restrict the Company’s future cash flow. The Company has been requested, by Atlan’s financiers to convert its outstanding receivable into a preferred equity of Solar 18 in conjunction with their capital raise.  See Note 10 – Subsequent Events, to financial statements.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 28, 2008 CAMOFI Master Fund LDC converted $160,000 of the debenture into equity in exchange for 40,000 shares.  In addition, CAMHZN Master Fund LDC converted $40,000 of the debenture into equity in exchange for 10,000 shares.

On March 3, 2008 the Company issued 73,171 of its common stock for $300,000.  The conversion price was $4.40 per share.

The common shares underlying the debentures and warrants were registered for resale by the Company on February 8, 2008.  Because the registration statement was not declared effective within 120 days of the closing of the transaction, the Company was assessed a penalty by the Debenture purchasers and issued 200,000 additional shares to them as compensation on May 7, 2008.

On May 20, 2008 the Company issued 80,000 shares of its common stock to various principals of Dinosaur Securities, LLC in conjunction with the Line of Credit it entered into on May 9, 2008.  In addition, the Company issued 1,800,000 warrants to various lenders at a purchase price of $2.50 per share.

On May 23, 2008 the Company issued 100,000 shares to JP Turner & Associates, LLC.

On June 17, 2008 the Company cancelled 350,000 shares issued to Bruce Harmon.  The cancellation of the stock was directly associated with the cancellation of a $262,500 promissory note owed by Bruce Harmon to the Company in connection with his resignation as a member of the Board of Directors.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

On July 19, 2008 BridgePointe Master Fund, one of the lenders, notified the Company that it did not intend to fund any additional draw-downs under the line of credit until all current defaults had been corrected.  On July 31, 2008 BridgePointe Master Fund notified the Company that it was in default in its debenture and that it must cure such defaults within five (5) days.  On August 1, 2008 BridgePointe Master Fund notified the Company that it was in default in its line of credit and had five (5) days to cure it.  The terms of the debentures called for principal amortization there under to commence on July 1, 2008, and monthly thereafter at a rate of 1/24 per month, or $90,500, with a balloon payment due July 1, 2009 for any outstanding remaining balance.  The Company is unable to make these payments without access to additional outside funding or in connection with draw-downs under the line of credit.  The Company is working with its lenders and outside parties to reach agreement upon a satisfactory restructuring of this debt or payments to cure any defaults.  While the Company is hopeful that such a resolution can be achieved in the short term, if it is not, at least one lender has notified the Company that it will commence collection efforts, to include foreclosure on assets securing the debenture.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In March 2008, by written consent of a majority of the shareholders, as afforded the Company in its Bylaws and Articles of Incorporation, as amended, elected to allow the issuance of more than 20% of the outstanding common shares in the event the Board of Directors and management determined, in its discretion, the need to raise additional capital.

ITEM 5.   OTHER INFORMATION

The Company requested a legal opinion concerning its amended bylaws incorporated on October 23, 2007 and the subsequent increase of board members authorized on March 3, 2008.  On August 5, 2008 the Company received a legal opinion from its Florida counsel that invalidated the amended bylaws of October 23, 2007, reaffirmed that the currently authorized bylaws are the bylaws originally incorporated on October 24, 2004, and confirmed the capacity of the Board of Directors at six (6) members.  In addition, the attorney identified the appropriate procedures needed to correct the unconstituted board of directors which was created by the addition of the two appointees from the financiers.  The Board of Directors is only authorized six (6) board members as defined in the Company’s corporate governance as ratified and approved by the Board of Directors, but at the time had eight (8) board members.  Subsequently, Jerry Paul and Todd Tkachuk resigned from the board of directors.  As the only independent Board Member, Willis Kilpatrick serves as the Audit Committee and Audit Committee Chairperson.

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

      Alternative Construction Technologies, Inc.

Date: August 19, 2008
By: /s/ Michael W. Hawkins
      -------------------------------------
      Chief Executive Officer
      (Principal Executive Officer)

Date: August 19, 2008
By: /s/ Michael W. Hawkins
      -------------------------------------
      Interim Chief Financial Officer (Principal
      Accounting and Financial Officer)