Form 10-Q
period 2008-11-19
Alternative Construction Technologies, Inc.
filed 2008-11-20
CIK 1337566

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2008

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
Yes [  ] No [X]

At November 19, 2008,  9,735,227 shares of the registrant’s common stock (no par value) were outstanding.

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

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements including, without limitation, the following: the future prospects for and growth of the Company and the industries in which it operates, the level of the Company’s future sales, customer demand and cost of raw materials, the Company’s ability to maintain its business model; the Company’s ability to retain and recruit key personnel; the Company’s ability to maintain its competitive strengths and to effectively compete against its competitors; the Company’s short-term decisions and long-term strategies for the future and its ability to implement and maintain such decisions and strategies, including its strategies: (i) to focus on manufacturing revenue growth from an increasing base of customers, (ii) to focus on leasing revenue growth from an increasing base of leasable assets, and (iii) to create infrastructure capabilities that can provide prompt and efficient project bidding, expedited manufacturing, and rapid delivery; the demand by the educational market (and the K-12 market in particular) for the Company’s modular products; the effect of delays or interruptions in the passage of statewide and local facility bond measures on the Company’s operations; the effect of changes in applicable law, and policies relating to the use of temporary buildings on the Company’s modular sales and leasing revenues, including with respect to class size and building standards; the effects of changes in the level of state funding to public schools and the use of classrooms that meet the Department of Housing requirements; the Company’s ability to maintain and upgrade modular equipment to comply with changes in applicable law and customer preference; the Company’s strategy to effectively implement its expansion into international and other new markets; and the Company’s reliance on its information technology systems; the Company’s engaging in and ability to consummate future acquisitions; manufacturers’ ability to produce products to the Company’s specification on a timely basis; the Company’s ability to maintain good relationships with school districts, other customers, manufacturers, and other suppliers; the impact of debt covenants on the Company’s flexibility in running its business and the effect of an event of default on the Company’s results of operations; the effect of interest rate fluctuations; the Company’s ability to manage its credit risk and accounts receivable; the timing and amounts of future capital expenditures and the Company’s ability to meet its needs for working capital including its ability to negotiate lines of credit; the Company’s ability to track technology trends to make good buy-sell decisions with respect to electronic test equipment; the effect of changes to the Company’s accounting policies and impact of evolving interpretation and implementation of such policies; the risk of litigation and claims against the Company; the impact of a change in the Company’s overall effective tax rate as a result of the Company’s mix of business levels in various tax jurisdictions in which it does business; the adequacy of the Company’s insurance coverage; the impact of a failure by third parties to manufacture our products timely or properly; the level of future warranty costs of modular structures that we sell; the effect of seasonality on the Company’s business; and the Company’s ability to pass on increases in its costs of modular structures, including manufacturing costs, operating expenses and interest expense through increases in rental rates and selling prices. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above and the “Risk Factors” set forth in this Form 10-Q. Moreover, neither we assume nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.

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

PART I.

ITEM I. FINANCIAL STATEMENTS

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Consolidated Balance Sheet
(Unaudited)

ASSETS
	30-Sep	31-Dec
	2008	2007

Current Assets
Cash	$80,106	$200,413
Accounts Receivable, Net	755,136	1,750,542
Due from Factor, Net	-	-
Inventory	2,349,100	1,477,112
Prepaid Expenses	360,951	959,365
Costs in Excess of Billings	(22,870)	265,403

Total Current Assets	3,522,423	4,652,835

Property, Plant and Equipment, Net	3,005,999	3,167,726

Other Assets	200,000	1,462,500
Goodwill	2,355,802	2,355,802

Total Assets	$9,084,224	$11,638,863

See accompanying notes to consolidated financial statements.

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Consolidated Balance Sheet
(unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	30-Sep	31-Dec
	2008	2007

Current Liabilities
Notes Payable, Current Portion	$7,297,042	$626,529
Accounts Payable and Accrued Expenses	1,430,167	1,500,068
Accrued Payroll and Taxes	47,030	77,865
Capital Leases, Current Portion	27,063	26,705
Due to Shareholder	420,418	212,827
Billings in Excess of Costs on Uncompleted Contracts	-	-
Deferred Revenue	12,500	59,266

Total Current Liabilities	9,234,220	2,503,260

Noncurrent Liabilities
Notes Payable, Noncurrent Portion	57,095	4,449,549
Capital Leases, Noncurrent Portion	53,306	66,712

Total Noncurrent Liabilities	110,401	4,516,261

Total Liabilities	9,344,620	7,019,521

Minority Interest	(18,650)	31,223

Stockholders' Equity
Preferred Stock
Series A Convertible Preferred Stock, voting; $1.00 par
value; 1,500,000 shares authorized; 1,500,000 shares
issued and outstanding	1,500,000	1,500,000
Series B Convertible Preferred Stock, voting; $.0001 par
value; 3,500,000 shares authorized; 0 and 2,010,000
shares issued and outstanding, respectively	-	-
Series C Convertible Preferred Stock, voting; $.0001 par
value; 1,000,000 shares authorized; 377,358 shares
issued and outstanding	38	38
Common Stock, no par value, voting; 100,000,000 shares
authorized; 7,968,561 and 6,732,405 shares issued,
respectively; 7,951,911 and 6,732,405 shares
outstanding, respectively	-	-
Minority Interest in Subsidiaries	-	-
Cancellation of Series B Preferred Stock	(1,999,799)	(1,999,799)
Subscriptions Receivable	-	-
Additional Paid In Capital	7,378,647	5,911,565
Accumulated Deficit	(7,120,632)	(823,685)

Total Stockholders' Equity	(241,746)	4,588,119

Total Liabilities and Stockholders' Equity	$9,084,224	$11,638,863

See accompanying notes to consolidated financial statements.

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Sales	$1,183,230	$3,296,617	$5,248,218	$9,018,330
Cost of Sales	841,289	2,507,986	4,127,419	6,380,234
Gross Profit	341,941	788,631	1,120,799	2,638,096
Banking and Financing Fees	4,833	-	1,407,888	-
Operating Expenses	505,458	545,780	1,648,029	1,518,678
Income From Operations	(168,350)	242,851	(1,935,118)	1,119,418
Bad Debt	(3,930,374)	-	(3,930,374)	-
Other Income (Expense)	(239,412)	(127,857)	(480,968)	(213,367)

Net Income Before Minority Interest	(4,338,137)	114,994	(6,346,461)	906,051
Minority Interest in Subsidiaries	(42,527)	(18,258)	(36,580)	(167,996)

Net Income	$(4,295,610)	$96,736	$(6,309,881)	$738,055

Net Income (Loss) Per Share:
Basic based upon 11,066,610 weighted
average shares outstanding	$(0.37)		$(0.57)
Basic based upon 10,726,608 weighted
average shares outstanding		$0.01		$0.07
Fully diluted based upon 11,066,610
weighted average shares outstanding	$(0.37)		$(0.57)
Fully diluted based upon 10,534,476
weighted average shares outstanding		$0.01		$0.07

See accompanying notes to consolidated financial statements.

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Consolidated Statement of Cash Flows
For the Nine Months Ended September 30
(unaudited)

	2008	2007
Cash Flows From Operating Activities:
Net Income (Loss)	$(6,309,881)	$738,055
Adjustments to Reconcile Net Income to Net
Cash Provided By (Used In) Operating Activities:
Depreciation and Amortization	270,224	163,459
Minority Interest	(23,606)	167,996
Common Stock Issued for Services, Net	828,367	-
Bad Debt Expense	3,930,374	-
Stock-based compensation expense	82,367	-
Decrease (Increase) in:
Accounts Receivable, Net	(2,786,440)	(1,425,444)
Due from Factor, Net	-	61,196
Inventories	(871,988)	(697,142)
Prepaid Expenses and Other Current Assets	598,414	(759,271)
Costs in Excess of Billings on Uncompleted Contracts	288,273	(22,562)
Issuance of Long-Term Receivable	262,500	-
Increase (Decrease) in:
Accounts Payable, Accrued Expenses and Taxes Payable	(62,999)	197,663
Due to Shareholder	141,257	-
Billings in Excess of Costs on Uncompleted Contracts	-	(50,771)
Deferred Revenue	(46,766)	(72,766)

Net Cash Used In Operating Activities	(3,861,407)	(1,699,587)

Cash Flows From Investing Activities:
Acquisition of Property, Plant and Equipment	(6,262)	(274,719)
Goodwill From Acquisition of Subsidiary	-	(2,489,714)
Minority Interest in Subsidiary	-	2,000

Net Cash Used In Investing Activities	(6,262)	(2,762,433)

Cash Flows From Financing Activities:
Issuance of Notes Payable, Line of Credit and Capital Leases	(4,403,566)	6,391,474
Repayment and Conversion, Net, of Notes Payable, Line of Credit
and Capital Leases	6,670,870	(2,600,910)
Issuance of Common Stock	-	-
Retirement of Series B Preferred Stock	-	(201)
Issuance of Series C Preferred Stock	-	-
Purchase of Treasury Stock	-	(1,999,799)
Issuance and Receipt, Net, of Stock Subscriptions		641,799
Paid in Capital	1,467,082	2,441,501
Issuance of Other Receivables	-	-

Net Cash Provided By Financing Activities	3,734,387	4,873,864

Net Increase (Decrease) in Cash	(133,281)	411,844

Cash at Beginning of Year	200,413	16,700

Cash at End of Period	$80,106	$428,544

See accompanying notes to consolidated financial statements.

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
 and SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.  The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited consolidated financial statements and footnotes have been condensed and, therefore, do not contain all required disclosures.  Reference should be made to the Company’s annual audited financial statement for the year ended December 31, 2007.

Alternative Construction Technologies, Inc. (“ACT” or the “Company”), was formerly known as Alternative Construction Company, Inc., a Florida corporation formed in 2004.  In July 2007, the Board of Directors with majority consent of its shareholders approved a name change.  Reference to ACT will include the period prior to the name change.

The Company operates a manufacturing facility producing the patented ACTech® Panel System, a structural insulated panel (SIP), a commercial and residential developer in Georgia, Louisiana, Mississippi, Tennessee and Florida, and a promoter of the patented Universal Safe Room™.  Other services provided include designs, consulting and other construction related services.  The Company is ceasing construction operations during the fourth quarter of 2008.

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

Manufacturing	Ancillary Services	Development	Corporate
Alternative Construction Manufacturing of Tennessee, Inc.	Alternative Construction Design, Inc.	Alternative Construction by ProSteel Builders, Inc.	Alternative Construction Technologies, Inc.
Alternative Construction Manufacturing of Florida, Inc.	Alternative Construction Consulting Services, Inc.	Alternative Construction by Ionian, Inc.
	Modular Rental and Leasing Corporation	Alternative Construction by Revels, Inc.
Alternative Construction Safe Rooms, Inc.
Solar 18 Actech Panel, Inc.
Future of Building Institute, Inc.

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

COMPONENTS OF PURCHASE PRICE
Common Stock	$800,000
Total Purchase Price	$800,000
BALANCE SHEET and ACTIVITY at May 16, 2007
Assets:
Cash	$11,282
Inventory	1,272,605
Property, Plant and Equipment, net	206,718
Total Assets	$1,490,605
Liabilities and Stockholders' Equity:
Account Payable and Accrued Expenses	$420,570
Debt	1,739,583
Stockholders' Equity	(669,558)
Total Liabilities and Stockholders' Equity:	$1,490,595
STATEMENT of OPERATIONS for Period JANUARY 1 - MAY 16, 2007:
Sales	$369,355
Cost of Sales	573,908
Gross Profit	(204,553)
Operating Expenses	220,916
(Loss) from Operations	(425,469)
Other Income / (Expense)	(15,349)
Net (Loss)	$(410,120)

The purchase price of ACI was $800,000.  The actual value of the assets (net) purchased was $(669,558) as shown below:

Purchase
Book value of fixed assets	$206,708
Other assets & liabilities, net	(876,266)
Acquired assets, net	(669,558)
Purchase Price	800,000
Value less than purchase price	$(1,469,558)

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

COMPONENTS OF PURCHASE PRICE
Common Stock	$1,000,000
Total Purchase Price	$1,000,000
BALANCE SHEET and ACTIVITY at May 16, 2007
Assets:
Cash	$2,939
Inventory	6,050
Property, Plant and Equipment, net	26,189
Total Assets	$35,178
Liabilities and Stockholders' Equity:
Account Payable and Accrued Expenses	$35,771
Debt	19,563
Stockholders' Equity	(20,156)
Total Liabilities and Stockholders' Equity:	$35,178
STATEMENT of OPERATIONS for Period JANUARY 1 - MAY 16, 2007:
Sales	$565,005
Cost of Sales	493,951
Gross Profit	71,054
Operating Expenses	33,276
(Loss) from Operations	37,778
Other Income / (Expense)	-
Net (Loss)	$37,778

The purchase price of ACR was $1,000,000.  The actual value of the assets (net) purchased was $(20,156) as shown below:

Purchase
Book value of fixed assets	$26,189
Other assets & liabilities, net	(46,345)
Acquired assets, net	(20,156)
Purchase Price	1,000,000
Value less than purchase price	$(1,020,156)

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

NOTE 3 – BALANCE SHEET DETAILS

Inventory consists of the following:

	September 30,	December 31,
	2008	2007

Raw Materials	13,676	405,513
Finished Goods	654,470	21,085
Safe Room Kits	12,091	12,091
Construction Related	1,607,364	860,973
Other	-	115,952
Finished Goods on Consignment	61,499	61,499
Total Inventory	$2,349,100	$1,477,113

During the third quarter Alternative Construction by Ionian, Inc., had four contracts cancelled due to the United States housing market condition.  As a result of these cancellations the inventory was increased by $1,073,336 to account for the four homes which were reported under cost of goods sold on a percentage of completion basis during the respective time frame.

Property and equipment consist of the following:

	Useful Life		September 30	December 31,
	Life		2008	2007

Building and improvements		20	$1,000,263	$1,000,263
Land			68,793	82,781
Computer equipment		3	69,196	66,593
Furniture and fixtures		5	10,832	10,832
Heavy machinery		7	201,844	201,844
Vehicles and trailers		4	51,090	51,090
Machinery and equipment		20	2,316,175	2,315,035
			3,718,192	3,728,438
Less: accumulated depreciation			(712,193)	(560,712)
Net property and equipment			$3,005,999	$3,167,726

Depreciation expense was $54,981 and $249,349 for the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively.

Other assets consist of the following:

	September 30,	December 31,
	2008	2007
Notes Receivable	$200,000	$462,500
Long-term Receivable		1,000,000
Net other assets	$200,000	$1,462,500

On August 11, 2008 the Company was notified by Solar 18, Inc. (“Solar 18”) (f/k/a Atlan International Holdings, Inc.) that, as a condition   to its proposed financing of up to $10,000,000, with an institutional lender it was asked to convert its outstanding receivable into preferred shares of Solar 18.  Under the proposal ACCS or is designee would be issued 2,000,000 shares of Solar 18 Series A Preferred Shares which would convert on a 1x1 basis into common shares of Solar 18 at market value.  The Company has not yet made a decision whether to accept the proposal due to its current financial condition and the potential default from its current lenders.  The Company does not believe Atlan will be able to make payment against the receivable and as such has created a reserve for uncollectable accounts in the event Atlan cannot pay and therefore offsets the long-term receivable as previously recorded.  The Company has created a bad debt account and created a reserve for this payment.

Intangible assets consist of the following:

	September 30,	December 31,
	2008	2007

Goodwill	2,355,812	2,355,802
Total Intangibles	$2,355,812	$2,355,802

Notes payable consists of the following:

	September 30	December 31,
	2008	2007

Dell Financial Services	$14,265	$14,907
Merchants & Planter Bank	7,220	7,220
Merchants & Planter Bank	37,593	44,064
BB&T Bank (Truck)	6,517	11,579
BB&T Bank (Site Development Cost)	344,066	-
BB&T Bank (Home Building)	709,786	550,180
CNH Capital	22,676	36,054
CNH Capital	49,697	64,247
BridgePointe Master Fund, Ltd.	2,173,913	2,173,913
BridgePointe Master Fund, Ltd. (LOC)	2,014,491	-
CAMOFI Master LDC	1,480,435	1,630,435
CAMHZN Master LDC	493,478	543,478
Total debt	7,354,137	5,076,077
Less: Current portion	7,297,042	626,529
Total long-term portion of debt	$57,095	$4,449,548

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

In connection with the agreed issuance of Debentures, ACT also issued Common Stock Purchase Warrants ("Warrants") also dated June 30, 2007 to the Debenture Purchasers. The Warrants allow the debenture purchasers to acquire up to one hundred and fifty percent (150%) of the shares issuable upon conversion of the Debentures, at an exercise price of $4.00 per share. Dinosaur Securities, LLC, Christopher

Moore, and Arthur Whitcomb, the agents for the transaction, received 61,142, 91,712, and 91,711 warrants, respectively, in association with the transaction.  ACT agreed to file a registration statement with the Securities and Exchange Commission ("SEC") covering resales of ACT common stock issuable upon conversion of the Debentures or exercise of the Warrants. The common shares underlying the debentures and warrants were registered for resale by the Company on February 8, 2008.  Because the registration statement was not declared effective within 120 days of the closing of the transaction, the Company was assessed a penalty by the Debenture Purchasers and issued 200,000 additional shares to them as compensation

The Debentures may be converted, at the option of the holder at any time on or prior to maturity, into shares of ACT common stock, at a conversion price of $4.00 per share, provided the Company meets its milestones as defined in the Debenture Purchase Agreement. Interest is payable monthly at the rate of ten percent (10%) per annum beginning July 30, 2007.  The maturity date of the Debentures is June 30, 2009.  To date CAMOFI Master LDC has converted $150,000 into equity and CAMHZN Master LDC has converted $50,000 into equity.  As a condition to default, the Lenders may exercise their right to reset the conversion price of the warrants or require the Company to purchase the warrants at fair market value. In this case, the Company would utilize the Black-Scholes method to determine fair market value.

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

On July 19, 2008 BridgePointe Master Fund, one of the lenders, notified the Company that it did not intend to fund any additional draw-downs under the line of credit until all current defaults had been corrected.  On July 31, 2008 BridgePointe Master Fund notified the Company that it was in default in its debenture and that it must cure such defaults within five (5) days.  On August 1, 2008 BridgePointe Master Fund notified the Company that it was in default in its line of credit and had five (5) days to cure it.  The terms of the debentures called for principal amortization there under to commence on July 1, 2008, at the rate of approximately $90,500 per month, which equates to a rate of 1/24 per month with a balloon payment due July 1, 2009 for any outstanding remaining balance.  The Company is unable to make these payments without access to additional outside funding or in connection with draw-downs under the line of credit.  On November 3, 2008, the Company was notified by its registered agent that it was served with a verified complaint captioned Roswell Capital Partners, LLC, as Collateral Agent; Bridgepointe Master Fund Ltd.; CAMHZN Master LDC; and CAMOFI Master LDC vs. Alternative Construction Technologies, Inc. et al. (the “Complaint”).  The Complaint, which was filed in the Circuit Court Eighteenth Judicial Circuit, Brevard County, Florida relates to the investment made by the plaintiffs (the “Secured Lenders”) in 2007 in convertible debentures of the Company (the “Debentures”) and a Secured Line of Credit made to the Company in May of 2008 (the “LOC”) by these same parties.  The Debentures are secured by certain assets of the Company and its subsidiaries, including three patents of the company as well as real property of the company located in Bolivar, TN.  The LOC is secured by specific contracts and guarantees of certain of the Company’s subsidiaries.  The plaintiffs had previously notified the Company of defaults under the Debentures and the LOC and their intent to foreclose on the assets securing these instruments.  The lawsuit asserts breaches of the various documents executed by the Company and its subsidiaries in connection with the issuance of the Debentures and of the loan agreements signed by the Company in connection with the LOC.  In addition to monetary damages, the lawsuit seeks a determination that the Secured Lenders hold a valid lien in certain assets of the Company, seeks an order of foreclosure relating to assets subject to valid lien (except to real property located outside of Florida) and the appointment of a receiver.

The Company is assessing its options and will respond to the lawsuit shortly.  Among the options being considered are counterclaims against the Secured Lenders for violations of state and federal lending and securities laws, a buy-out of all or some of the obligations which are the subject of this lawsuit, commencing vigorous enforcement actions to collect the debts underlying the contracts securing the LOC, making third party claims related to the defaults, and a reorganization under the Federal Bankruptcy Act.  While the Company is hopeful that a satisfactory resolution of this matter will be achieved, no assurance can be given at this time that this will occur, in which case, if successful in this lawsuit, the Secured Lenders would materially adversely affect the Company’s business.

On July 21, 2008 JMB & Associates disputed the conversion of their notes payable in the amount of $630,000 converted into equity on September 26, 2006.  In addition, JMB & Associates claims it did not agree to the release of liens filed by the Company on July 3, 2007 by Company management.  The Company is reviewing its options and discussing potential remedies with JMB & Associates..

Capitalized lease obligations consist of the following:

	September 30	December 31,
	2008	2007

Dell Financial Services (1)	$9,397	$18,566
Avante Leasing Corporation	70,972	74,851
Total capitalized leasing	80,369	93,417
Less: Current portion	27,063	26,705
Total long-term portion of capitalized leases	$53,306	$66,712

(1) Includes multiple leases.

Due to Shareholder

On June 30, 2007, as a condition of the financing the Company completed with Debenture Purchaser, as discussed in Note 3 – Long-Term Debt; the Company’s Revolving Credit Agreement with Avante was to be closed out.  As of June 30, 2007, due to the retirement of the Series B preferred stock and the open balance on the line of credit, the Company owed Avante $783,483.  Avante issued the Company a Waiver of Default letter stating that the Company would not be required to pay the net balance as it would be detrimental of the Company’s working capital.  To ensure compliance, Avante issued the Company a Waiver of Default letter with an expiration of March 31, 2008.  The letter stipulates that in the event Avante determines that the Company is in default, the Company would be required to remedy the balance with full payment within ten days or issue 4,020,000 shares of its common stock.  The 4,020,000 shares would reflect the two for one conversion rate of the original Series B preferred stock. On July 15, 2008 Avante notified the Company that it was past due on payments and demanded payment within 10 days. As the Company was unable to pay its debt, Avante is entitled to the issuance of 4,020,000 shares. The issuance of these 4,020,000 shares does not constitute forgiveness of the debt owed.

The balance owed Avante is recorded as “Due to Shareholder” and has a balance of $420,418 as of September 30, 2008.  The current balance reflects accounts payable for contractual obligations owed Avante under its Consulting Agreement and Compliance Agreement, in addition to working capital provided by Avante to continue operations during the Company’s current situation.

NOTE 4 – COMMITMENTS

The Company leases a truss building system.  The terms of the agreement include a five year term, 15.53% interest, with a $1 purchase price at the end of the term.  The lease expires on September 30, 2011.  Monthly lease payments are $2,321.25.

The Company leases office space in Melbourne, Florida from GAMI.  The terms of the agreement are monthly payments of $4,000 expiring May 31, 2012.  The Company has defaulted on its Lease Agreement and GAMI has notified the Company of its intent to accelerate its payment schedule.

The Company has various capital leases with Dell Financial Services (see Note 4 – Balance Sheet Details).  As of June 30, 2008, there are six outstanding leases.  Their respective monthly payments and expiration dates are as follows: $649.43, March 16, 2009; $29.11, March 31, 2009; $188.30, August 1, 2010; $71.16, December 1, 2010; $45.08, July 8, 2011; and $62.53, July 11, 2011.

Future minimum obligations for the above leases are as follows:

2008	$22,101
2009	82,295
2010	79,507
2011	69,645
2012	20,000

Total Lease Obligations	$273,548

NOTE 5 – RELATED PARTIES

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

On February 10, 2008, Sustainable Structures Leasing, Inc. (“SSL”) a subsidiary of Accelerated Building Concepts Corporation (“ABCC”), contracted with ACMF to build two buildings for Gulfstream Aerospace, Inc. (“Gulfstream”) for $1,040,000.  ACMF contracted New Century Structures, Inc. (“NCSI”), a subsidiary of ABCC, as a subcontractor to build the two buildings.  ABCC and ACT have common ownership, and an officer and a director.  Michael W. Hawkins, the Company’s CEO and Chairman, through ownership of Avante and GAMI, is a significant shareholder of both ACT and ABCC.  ABCC could not fund the needs of the contract with GulfStream through conventional or unconventional methods.  ABCC did have three financing options, two of which would have required for the outright sale of the buildings at a loss to ABCC of more than $200,000 with no potential projected long-term revenue opportunity of a five year lease to Gulfstream with two renewable five year terms.  These options were considered as loss leaders which provided no guarantee for positive revenue for ABCC for the future.  The third option, provided by ACT was the only viable option available that (i) ensured ownership of the buildings remained with SSL; (ii) guaranteed 100% of the revenue recognition to SSL as provided by the contract; and (iii) ensured that SSL could deliver its product within a reasonable timeframe.  Due to this situation, ABCC was in danger of losing a profitable contract for a five-year leasing of the buildings, with two additional five-year periods, along with the potential for additional leasing opportunities of the buildings and up to 25+/- more buildings for Gulfstream.  The ABCC management viewed Gulfstream as a potential customer with significant revenue opportunities over the next 15 years.  Additionally, at the end of the lease term(s), ABCC would maintain ownership of the buildings providing additional revenue through the sale to GulfStream or a third party(ies).  To ensure that ABCC would not lose a significant part of their revenue stream, which included revenue to ACT through its purchases of the ACTech® Panel from ACMT, management of ACT and ABCC determined that the agreements as stated above would benefit both companies as ACT did have the financing to ensure ABCC the opportunity to fulfill the contracts.  As ACT would have potential risk if NCSI and/or ABCC would encounter problems or legal issues associated with the transaction, the two contracts, SSL / ACMF and ACMF / NCSI, would favor ACMF versus NCSI.  The transaction was not at arm’s length but the management of ABCC had no other options.  ACMF agreed to provide the financing strength with the potential risk exposure.  SSL contracted ACMF for $1,040,000 for the two buildings.  ACMF contracted with NCSI to provide the two buildings for $748,800.  The profit margin was determined to be reasonable under these circumstances with the risk to SSL for not fulfilling the contract with Gulfstream.  As an additional condition of the contract between ACMF and NCSI, NCSI is responsible for interest charges on the financing ACMF received for the sole benefit of the SSL contract.  The interest charges are estimated at $50,000.  The financing received by ACT was for various ACT projects.  As a condition of the financing, ACT was required to issue 1,800,000 warrants for the Company’s common stock at an exercise price of $2.50.  As this was at the detriment of ACT and a portion of the proceeds for the benefit of ABCC, both parties agreed to an additional cost $60,000 as a partial compensation for ACT issued the warrants.  Under these terms and conditions, NCSI would recognize an estimated loss of $315,300 on the construction of the buildings whereas ACMF would recognize a profit of $401,200.  The directors and management of ABCC agreed to the loss as they recognized the potential and opportunities outweighing the potential for legal remedies that Gulfstream could seek for non-performance.  The initial portion of the building required to be completed by ACT was completed in March, 2008 and received a Certificate of Occupancy in July, 2008.  The second building was completed and delivered to the delivery site in August 2008.  In March 2008 and June 2008, ACMF invoiced NCSI for payment of $1,040,000 and $75,000 (for interest expenses) for the jobs in which it was contracted to complete.  NCSI notified ACMF that it would not pay these invoice stating that ACMF or the Company were obligate to finance the construction of the two buildings, failed to do so, and are therefore in breach of contract, which is contrary to the terms and conditions of the contract and disreguards the supplies, materials, services, and cash provided by the Company in an aggregate amount of $748,800 to complete the buildings.  The Company has learned that NCSI sold the lease for the two buildings, including all rights to a more than $2,700,000 income stream to Dampier Construction, one of the contractors of the buildings for $1,050,000  None of the proceeds of this sale were paid to the Company.  The Company has notified NCSI that it intends to commence an action to collect all amounts due it under these contracts.

As of September 30, 2008 NCSI and SSL have failed to make any payments against the various contracts for which ACT provided materials and funding.  Although ACMF has valid and binding contracts with NCSI and SSL and have provided cost in excess of $1,000,000 towards these contracts in labor, cash, and materials, NCSI and SSL are claiming the contracts to be invalid.  While ACT has attempted to work payment with NCSI and SSL, they have refused to make payment.  As such, ACT has created a reserve account against the various receivables associated with the three projects.  The total loss associated with this project for ACT currently stands in excess of $2.7M.  The Company is reviewing all options against NCSI and SSL that are available to them.

NOTE 6 – STOCKHOLDERS’ EQUITY

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

On November 3, 2008, the Company was notified by its registered agent that it was served with a verified complaint captioned Roswell Capital Partners, LLC, as Collateral Agent; Bridgepointe Master Fund Ltd.; CAMHZN Master LDC; and CAMOFI Master LDC vs. Alternative Construction Technologies, Inc. et al. (the “Complaint”).  The Complaint, which was filed in the Circuit Court Eighteenth Judicial Circuit, Brevard County, Florida relates to the investment made by the plaintiffs (the “Secured Lenders”) in 2007 in convertible debentures of the Company (the “Debentures”) and a Secured Line of Credit made to the Company in May of 2008 (the “LOC”) by these same parties.  The Debentures are secured by certain assets of the Company and its subsidiaries, including three patents of the company as well as real property of the company located in Bolivar, TN.  The LOC is secured by specific contracts and guarantees of certain of the Company’s subsidiaries.  The plaintiffs had previously notified the Company of defaults under the Debentures and the LOC and their intent to foreclose on the assets securing these instruments.  The lawsuit asserts breaches of the various documents executed by the Company and its subsidiaries in connection with the issuance of the Debentures and of the loan agreements signed by the Company in connection with the LOC.  In addition to monetary damages, the lawsuit seeks a determination that the Secured Lenders hold a valid lien in certain assets of the Company, seeks an order of foreclosure relating to assets subject to valid lien (except to real property located outside of Florida) and the appointment of a receiver.

The Company is assessing its options and will respond to the lawsuit shortly.  Among the options being considered are counterclaims against the Secured Lenders for violations of state and federal lending and securities laws, a buy-out of all or some of the obligations which are the subject of this lawsuit, commencing vigorous enforcement actions to collect the debts underlying the contracts securing the LOC, making third party claims related to the defaults, and a reorganization under the Federal Bankruptcy Act.  While the Company is hopeful that a satisfactory resolution of this matter will be achieved, no assurance can be given at this time that this will occur, in which case, if successful in this lawsuit, the Secured Lenders would materially adversely affect the Company’s business.

 In November 2008, Merchants and Planters Bank (the “Bank”) commenced a foreclosure action against the Company seeking to foreclose upon the Company’s manufacturing plant located in Bolivar, TN.  The Bank holds a first mortgage loan of approximately $70,000.  The Company has since paid all arrears on this loan and the foreclosure action will be dismissed.

On November 5, 2008 Dow Chemicals sued the Company for payment on outstanding invoices totaling $105,111.84.  In addition it sued Avante as part of the corporate guarantee the Company’s believes to have been provided by Avante.  The Company is currently reviewing its options.

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

NOTE 8 – SUBSEQUENT EVENTS

Segment Information

During the fourth quarter of 2008 the Company will discontinue its development/construction division.  Under the terms and conditions of the various purchase agreements, the original founders may repurchase their companies at par value, with par value being defined as ($0.0001) for failure of the Company to meet its financial obligations.  Under these agreements the Company will reduce its liabilities and assets.  The previous owners of Alternative Construction by Revels, Inc., and Alternative Construction by Ionian, Inc., have each declared their intent to reacquire their company.  Alternative Construction by ProSteel Builders, Inc., will be shutdown and discontinued upon the settlement of its lawsuit with its previous customer.

On November 3, 2008, the Company was notified by its registered agent that it was served with a verified complaint captioned Roswell Capital Partners, LLC, as Collateral Agent; Bridgepointe Master Fund Ltd.; CAMHZN Master LDC; and CAMOFI Master LDC vs. Alternative Construction Technologies, Inc. et al. (the “Complaint”).  The Complaint, which was filed in the Circuit Court Eighteenth Judicial Circuit, Brevard County, Florida relates to the investment made by the plaintiffs (the “Secured Lenders”) in 2007 in convertible debentures of the Company (the “Debentures”) and a Secured Line of Credit made to the Company in May of 2008 (the “LOC”) by these same parties.  The Debentures are secured by certain assets of the Company and its subsidiaries, including three patents of the company as well as real property of the company located in Bolivar, TN.  The LOC is secured by specific contracts and guarantees of certain of the Company’s subsidiaries.  The plaintiffs had previously notified the Company of defaults under the Debentures and the LOC and their intent to foreclose on the assets securing these instruments.  The lawsuit asserts breaches of the various documents executed by the Company and its subsidiaries in connection with the issuance of the Debentures and of the loan agreements signed by the Company in connection with the LOC.  In addition to monetary damages, the lawsuit seeks a determination that the Secured Lenders hold a valid lien in certain assets of the Company, seeks an order of foreclosure relating to assets subject to valid lien (except to real property located outside of Florida) and the appointment of a receiver.

 In November 2008, Merchants and Planters Bank (the “Bank”) commenced a foreclosure action against the Company seeking to foreclose upon the Company’s manufacturing plant located in Bolivar, TN.  The Bank holds a first mortgage loan of approximately $70,000.  The Company has since paid all arrears on this loan and the foreclosure action will be dismissed.

The Company is assessing its options and will respond to the lawsuit shortly.  Among the options being considered are counterclaims against the Secured Lenders for violations of state and federal lending and securities laws, a buy-out of all or some of the obligations which are the subject of this lawsuit, commencing vigorous enforcement actions to collect the debts underlying the contracts securing the LOC, making third party claims related to the defaults, and a reorganization under the Federal Bankruptcy Act.  While the Company is hopeful that a satisfactory resolution of this matter will be achieved, no assurance can be given at this time that this will occur, in which case, if successful in this lawsuit, the Secured Lenders would materially adversely effect the Company’s business.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008

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

DESCRIPTION OF COMPANY:

Our corporate headquarters is located at 2910 Bush Drive, Melbourne, Florida 32935. Its website address is http://www.actechpanel.com.  In addition, Alternative Construction by Revels, Inc., a subsidiary of ACCY maintains a website at www.acbyrevels.com. The websites are not incorporated in this Form 10-Q.

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

During the fourth quarter of 2008 the Company will discontinue its development/construction division.  Under the terms and conditions of the various purchase agreements, the original founders may repurchase their companies at par value, with par value being defined as ($0.0001) for failure of the Company to meet its financial obligations.  Under these agreements the Company will reduce its liabilities and assets.  The previous owners of Alternative Construction by Revels, Inc., and Alternative Construction by Ionian, Inc., have each declared their intent to reacquire their company.  Alternative Construction by ProSteel Builders, Inc., will be shutdown and discontinued upon the settlement of its lawsuit with its previous customer.

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

The continued growth of the Company was negatively impacted by the severe downturn in the U.S. economy, particularly in the building and construction segment and the Company’s inability to obtain new financing in January 2008.  As part of its financing in June 2007, the Company stated to its lenders that additional capital would be required within a short period of time to maintain the growth levels that the Company expected to achieve.  The Company began negotiating with its financiers in December 2007 and January 2008 to secure such additional financing.  Simultaneously with these discussions, the Company obtained commitments for additional equity and secured financing from third parties.  In each case, such third parties required the debenture holders to waive or amend the terms of the “Green Shoe” option which they were granted in connection with the June 2007 debenture financing.  A waiver or satisfactory amendment could not be agreed upon and the Company’s cash needs were not met.

In May 2008 the Company entered into a $3,000,000 line of credit financing with the existing financiers.  The line of credit is secured by “eligible” contracts and drawn down there under with interest at 13%.  On September 30, 2008 the outstanding balance was $1,981,750 outstanding under this facility.
On July 19, 2008 BridgePointe Master Fund, one of the lenders, notified the Company that it did not intend to fund any additional draw-downs under the line of credit until all current defaults had been cured and a “field audit” conducted.  On July 31, 2008 BridgePointe Master Fund notified the Company that it was in default in its debenture and that it must cure such defaults within five (5) days.  On August 1, 2008 BridgePointe Master Fund notified the Company that it was in default in its line of credit and had five (5) days to cure it.  The terms of the debentures called for principal amortization there under to commence on July 1, 2008, and monthly thereafter at a rate of 1/24 per month with a balloon payment due July 1, 2009 for any outstanding remaining balance.  The Company is unable to make these payments without access to additional outside funding or in connection with draw-downs under the line of credit.  On November 3, 2008, the Company was notified by its registered agent that it was served with a verified complaint captioned Roswell Capital Partners, LLC, as Collateral Agent; Bridgepointe Master Fund Ltd.; CAMHZN Master LDC; and CAMOFI Master LDC vs. Alternative Construction Technologies, Inc. et al. (the “Complaint”).  The Complaint, which was filed in the Circuit Court Eighteenth Judicial Circuit, Brevard County, Florida relates to the investment made by the plaintiffs (the “Secured Lenders”) in 2007 in convertible debentures of the Company (the “Debentures”) and a Secured Line of Credit made to the Company in May of 2008 (the “LOC”) by these same parties.  The Debentures are secured by certain assets of the Company and its subsidiaries, including three patents of the company as well as real property of the company located in Bolivar, TN.  The LOC is secured by specific contracts and guarantees of certain of the Company’s subsidiaries.  The plaintiffs had previously notified the Company of defaults under the Debentures and the LOC and their intent to foreclose on the assets securing these instruments.  The lawsuit asserts breaches of the various documents executed by the Company and its subsidiaries in connection with the issuance of the Debentures and of the loan agreements signed by the Company in connection with the LOC.  In addition to monetary damages, the lawsuit seeks a determination that the Secured Lenders hold a valid lien in certain assets of the Company, seeks an order of foreclosure relating to assets subject to valid lien (except to real property located outside of Florida) and the appointment of a receiver.

The Company is assessing its options and will respond to the lawsuit shortly.  Among the options being considered are counterclaims against the Secured Lenders for violations of state and federal lending and securities laws, a buy-out of all or some of the obligations which are the subject of this lawsuit, commencing vigorous enforcement actions to collect the debts underlying the contracts securing the LOC, making third party claims related to the defaults, and a reorganization under the Federal Bankruptcy Act.  While the Company is hopeful that a satisfactory resolution of this matter will be achieved, no assurance can be given at this time that this will occur, in which case, if successful in this lawsuit, the Secured Lenders would materially adversely affect the Company’s business.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-Q.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2008 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

	Development Division		Manufacturing Division		Ancillary Division		Corporate		Eliminations		Consolidated
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
Revenue	$1,086,352	$1,419,282	$-	$26,000	$97,595	$1,851,335	$-	$-	$-	$-	$1,183,947	$3,296,617
Cost of Sales	755,901	896,331	-	4,820	86,106	1,606,835	-	-	-	-	842,007	2,507,986
Gross Profit	330,451	522,951	-	21,180	11,489	244,500	-	-	-	-	341,940	788,631
Operating Expenses	85,881	159,367	-	1,612	73,857	140,003	349,326	244,898	-	(100)	509,064	545,780
Income (Loss) from Operations	$244,570	$363,584	$-	$19,568	$(62,368)	$104,497	$(349,326)	$(244,898)	$-	$100	$(167,124)	$242,851

Total revenues decreased to $1,183,947 for the three months ended September 30, 2008 from $3,296,617 for the three months ended September 30, 2007. The decrease of $2,112,670 or 64.1% resulted primarily from (1) the severe downturn in the U.S. economy, particularly in the building and construction industries; (2) disputes with the Company’s financiers which have culminated in a foreclosure action commenced by the financiers on November 3, 2008; and (3) the Company’s inability to collect accounts receivable from an affiliated entity.  The Company believes it lost significant business because of its inability to reach financing terms with its financing partners.  Once financing was achieved, May 8, 2008, the Company began moving forward with its remaining contracts.  As the Company has been unable to acquire the raw materials due to lack of cash, we have been unable to produce the finished product needed to fulfill orders.  In addition, three contracts for homes were cancelled through ACI.

Total revenues and as a percent of consolidated revenues for the three months ended September 30, 2008, were provided as follows:  Manufacturing Division - $1,086,352 (91.8%) and Development Division – ($97,595) ( 8.2%).

Cost of sales was $842,007 and $2,507,986, respectively for the three months ended September 30, 2008 and 2007. As a percent of revenue, the cost of sales decreased from 76.1% to 71.1%, for the three months ended September 30, 2007 as compared to the three months ended September 30, 2008. The Manufacturing Division recognizes a lower cost of sales percent, 69.5%, than the consolidated total of the developing division at 88.6%, therefore, when the Development Division recognizes a greater percentage of the overall revenue, the cost of sales increase.

Gross profit was $341,940 and $788,631, respectively for the three months ended September 30, 2008 and 2007.   As a percent of revenue, gross profit was 28.8% and 23.9%, respectively for the three months ended September 30, 2008 and 2007.  One cause of the increase in gross profit is a direct correlation to the revenue split between the Manufacturing Division and the Development Division as defined in cost of sales above.  In addition, the loss of revenue caused by the lack of funding, had a direct impact on the gross profit as the Company’s management had to consider the implications of laying off qualified staff that would look for work elsewhere.

Total operating expenses decreased to $509,064 for the three months ended September 30, 2008 from $545,780 for the three months ended September 30, 2007. This $36,716 or 6.7% decrease was attributed mostly to the reduction of administration costs associated and in direct correlation to the decrease in sales.

The operating expenses and the percent of consolidated operating expenses for the three months ended September 30, 2008, were contributed as follows:  Manufacturing Division $85,881 (16.9%); Development Division $73,857 (14.5%); and Corporate, $349,326 (68.6%).

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net Income (Loss)	$(4,295,610)	$96,736	$(6,309,881)	$738,055
Minority Interest in Income (Loss) of Subsidiary	42,527	-	36,580	-
Provision for Income Taxes	-	-	-	-
Interest	124,148	148,658	270,224	233,158
Income from Operations	$(4,128,935)	$245,394	$(6,003,077)	$971,213
Depreciation and Amortization	54,982	87,280	249,350	234,877
Allowance for Bad Debt Expenses	3,930,374	-	3,930,374	-
Non-Cash Stock Based Compensation	16,967	-	82,367	-
Financing Fees	4,833	-	1,407,888	-
Adjusted EBIDTA	$(121,779)	$332,674	$(333,099)	$1,206,090
Adjusted EBIDTA Margin	-10.23%	10.90%	-6.34%	19.89%

Adjusted EBIDTA is defined as net income before minority interest in income of subsidiaries, interest expense and financing fees, bad debt, provisions for income taxes, depreciation, amortization, and other non-cash stock-based compensation.

Adjusted EBIDTA Margin is calculated as Adjusted EBIDTA divided by total revenues for the period.

Manufacturing Division

	ACMT		ACMF		Eliminations		Consolidated
	2008	2007	2008	2007	2008	2007	2008	2007
Revenue	$344,506	$1,419,282	$741,846	$-	$-	$-	$1,086,352	$1,419,282
Cost of Sales	305,901	896,331	450,000	-	-	-	755,901	896,331
Gross Profit	38,605	522,951	291,846	-	-	-	330,451	522,951
Operating Expenses	85,811	159,367	70	-	-	-	85,881	159,367
Income (Loss) from Operations	$(47,206)	$363,584	$291,776	$-	$-	$-	$244,570	$363,584

ACMF recognized $741,846 (33.9%) in revenue through two contracts with New Century Structures, Inc. As ACMF was incorporated in 2008 it has no historical financials in which to compare revenue.  ACMT’s revenue decreased from $1,419,282 to $344,506 (75.7%) for the three months ended September 30, 2007 and 2008, respectively.    ACMT revenue decrease was directly associated with the inability of the Company to receive financing, which delayed the delivery of our raw materials.  The cycle for obtaining raw materials, especially our steel requirements, has created shortfalls in production and our lack of performance on outstanding orders.  All steel suppliers now require cash payment before delivery scheduling, which often can take up to two weeks for delivery.  As the Company was previously sporadically funded under the line of credit, and never on the schedule in which it was promised, the Company had to shut down production for weeks at a time while waiting on raw materials.  ACMT has received no additional financing since June 2008 and as such relies on payment of order in advance in order to obtain the materials needed to complete the orders.

The manufacturing facility, ACMT, recognizes a cost of sales percent of 88.8%, (73.1% of the overall cost of sales), while ACMF recognizes a cost of sales percent, 60.6%, (107.5% overall cost of sales – due to the cancellation of contracts in the Development Division), respectively which represents an increase of 6.4%, as a percentage, which is caused by two factors, (i) the increase cost of raw materials, and (ii) the Company is required to maintain certain levels of staffing and facility operations that increase overall cost of sales as a percentage when production levels decline. ACMT’s cost of sales decreased from 896,331 to 305,901 (34.1%) for the three months ended September 30,  2007 and 2008, respectively as a direct result in the reduction of gross sales.

ACMT represents 16.9% of the overall operating expenses of the Company.  Payroll, insurance, maintenance and marketing represent the majority cost of operations.

Development Division

	ACP		ACI		ACR		Eliminations		Consolidated
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
Revenue	$-	$394,768	$0	$1,352,610	$97,595	$103,957	$-	$-	$97,595	$1,851,335
Cost of Sales	31	354,177	0	1,163,725	86,075	88,933	-	-	86,106	1,606,835
Gross Profit	(31)	40,591	0	188,885	11,520	15,024	-	-	11,489	244,500
Operating Expenses	18,977	90,551	23,506	39,772	31,374	9,680	-	-	73,857	140,003
Income (Loss) from Operations	$(19,008)	$(49,960)	$(23,506)	$149,113	$(19,854)	$5,344	$-	$-	$(62,368)	$104,497

The revenue attributed by ACI and ACR for the period was a and $97,595 (15.9% of the overall revenue), respectively.  ACPSB’s revenue decreased from $394,768 to $0 for the three months ended September 30, 2007 and 2008, respectively, as the office has been closed.

ACR had a higher cost of sales percent (88.2%,) as compared to the previous quarter due to the delays and lack of financing.  ACR cost of sales represented 10.2% of the overall cost of sales, and ACI represented a negative 101.2% of the overall cost of sales,

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2008 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

Results of Operations

	Manufacturing Division		Ancillary Division		Development Division		Corporate				Eliminations		Consolidated

	2008	2007	2008	2007	2008	2007	2008		2007		2008	2007	2008	2007
Revenue	$3,529,881	$4,070,774	$-	$26,000	$1,623,888	$5,150,028	$		$		$(14,832)	$(228,472)	$5,138,937	$9,018,330
Cost of Sales	2,641,796	2,646,249	813	4,820	1,500,361	3,957,637					(14,832)	(228,472)	4.142,970	6,380,234
Gross Profit	888,085	1,424,525	(813)	21,180	123,526	1,192,391		-		-	-	-	995,967	2,638,096
Operating Expenses	319,902	523,984	4,544	3,497	306,398	527,856		2,448,504		463,341	-	-	3,079,343	1,518,678
Income (Loss) from Operations	$568,183	$900,541	$(5,357)	$17,683	$(182,872)	$664,535		$(2,448,504)		$(463,341)	$-	$-	$(2,083,382)	$1,119,418

Total revenues decreased to $5,138,937 for the nine months ended September 30, 2008 from $9,018,330 for the nine months ended September 30, 2007. The decrease of $3,879,393 or 43.0% resulted primarily from (1) the severe downturn in the U.S. economy, particularly in the building and construction industries; (2) disputes with the Company’s financiers which have culminated in a foreclosure action commenced by the financiers on November 3, 2008; and (3) the Company’s inability to collect accounts receivable from an affiliated entity.

Total revenues and as a percent of consolidated revenues for the nine months ended September 30, 2008, were provided as follows:  Manufacturing Division - $3,515,049 (68.4), and Development Division - $1,623,888 (31.6%).  The difference between the reported revenue and the individual subsidiaries is the result of consolidating eliminations and the cost associated with the Ancillary Division.

Cost of sales was $4,142,970 and $6,380,234, respectively for the nine months ended September 30, 2008 and 2007. As a percent of revenue, the cost of sales increased from 70.7% to 80.6%, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The manufacturing division recognizes a lower cost of sales percent, than the consolidated total of the developing division at 92.4%, therefore, when the developing division recognizes a greater percentage of the overall revenue, the cost of sales increase.  In addition, the pricing of raw materials has had substantial increases during this reporting period, which create a negative impact on cost of sales.

Gross profit was $995,967 and $2,638,234, respectively for the nine months ended September 30, 2008 and 2007.   As a percent of revenue, gross profit was 19.3% and 29.3%, respectively for the nine months ended September 30, 2008 and 2007.  One cause of the decline in gross profit is a direct correlation to the revenue split between the Manufacturing Division and the Development Division as defined in cost of sales above.  In addition, the loss of revenue caused by the lack of funding, had a direct impact on the gross profit as the Company’s management had to consider the implications of laying off qualified staff that would look for work elsewhere.  The Company elected to maintain the staff and as such, gross profit declined.

Total operating expenses increased to $3,079,343 for the nine months ended September 30, 2008 from $1,518,678 for the nine months ended September 30, 2007. This $1,537,165 or 50.3% increase was mainly attributable to the write-off of financing fees associated with the debenture agreement of June 30, 2007 and the Line of Credit agreement of May 9, 2008 of $1,403,055.  The additional expenses represent stock-based compensation, and an increase in marketing expenses and legal fees.

The operating expenses and the percent of consolidated operating expenses for the nine months ended September 30, 2008, were contributed as follows:  Manufacturing Division $319,902 (10.5%); Development Division $306,398 (9.3%); the Ancillary Division  $4,544 (0.1%); and Corporate, $2,448,504 (80.1%).

Manufacturing Division

	ACMT		ACMF		Eliminations		Consolidated
	2008	2007	2008	2007	2008	2007	2008	2007
Revenue	$1,748,035	$4,070,774	$1,781,846	$-	$(14,832)	$(228,472)	$3,515,049	$5,624,148
Cost of Sales	1,442,996	2,646,249	1,198,800	-	(14,832)	(228,472)	2,626,964	2,417,777
Gross Profit	305,039	1,424,525	583,046	-	-	-	888,085	3,206,371
Operating Expenses	319,832	523,984	70	-	-	-	319,902	523,984
Income (Loss) from Operations	$(14,793)	$900,541	$582,976	$-	$-	$-	$568,183	$2,682,387

In the first quarter of 2008 the company incorporated ACMF to manufacture modular facilities.  ACMF signed its first contract on February 10, 2008 with Sustainable Structures Leasing in order to build two modular buildings for GulfStream Aerospace.  ACMF recognized $1,781,846 in revenue. ACMT’s revenue decreased from $4,070,774 to $1,748,035 (42.9%) for the nine months ended September 30, 2007 and 2008, respectively.

The manufacturing facility, ACMT, recognizes a cost of sales percent, 82.5%, (38.8% of the overall cost of sales), while ACMF recognizes a cost of sales percent, 67.3%, (32.2.% overall cost of sales). ACMT’s cost of sales decreased from 2,646,249 to 1,442,996 (54.5%) for the nine months ended September 30, 2007 and 2008, respectively due primarily to the reduction of gross sales.

ACMT represents 10.5 of the overall operating expenses of the Company.  Payroll, insurance, maintenance and marketing represent the majority cost of operations.

Development Division

	ACP		ACR		ACI		Eliminations		Consolidated
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
Revenue	$-	$2,411,286	$721,498	$2,634,785	$902,390	$103,957	$-	$-	$1,623,888	$5,150,028
Cost of Sales	91	1,689,968	755,223	2,178,736	745,047	88,933	-	-	1,500,361	3,957,637
Gross Profit	(91)	721,318	(33,726)	456,049	157,343	15,024	-	-	123,526	1,192,391
Operating Expenses	78,929	462,216	125,076	55,960	102,394	9,680	-	-	306,398	527,856
Income (Loss) from Operations	$(79,020)	$259,102	$(158,801)	$400,089	$54,949	$5,344	$-	$-	$(182,872)	$664,535

The revenue attributed by ACI and ACR for the period was $1,623,888 (31.5% of the overall revenue) and $721,498 (15.8% of the overall revenue), respectively.  ACPSB’s revenue decreased from $2,411,286 to $0 for the nine months ended September 30, 2007 and 2008, respectively, as the office has been closed.

ACI and ACR, have a higher cost of sales percent (82.5% and 104.7%, respectively) as compared to the consolidated percent.  ACI cost of sales represents 17.9% of the overall cost of sales, and ACR represents 18.0% of the overall cost of sales.  The increase cost of sales associated with ACR stems from a partial contract at the time of acquisition in 2007, which ran into delays and excess costs that the Company had to cover.  The additional cost associated with this project was $135K.

Liquidity and Capital Resources

As of September 30, 2008, the Company had a working capital deficit, and negative cash of $3,994,688.  Net loss was $6,309,881 for the nine months ended September 30, 2008. The Company generated a negative cash flow from operations of $3,861,407 for the nine months ended June 30, 2008. The negative cash flow from operating activities for the period is primarily attributable to the Company's increase in bad debt, $3,781,846, decrease in accounts receivable, 2,786,440, increase in costs in excess of billings on uncompleted contracts, 288,273, increase in issuance of long-term receivable, 262,500 decrease in accounts payable, accrued expenses, and taxes payable, $62,999, increase in inventories, $871,988, offset by a decrease in prepaid expenses, $598,414, billings in excess of costs on uncompleted contracts, $91,185, increase in due to shareholder, 288,273, and decrease in deferred revenue, $46,766.

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

The Company had a net decrease in cash of $133,281 for the nine months ended September 30, 2008 compared to an increase of $469,245 for the nine months ended September 30, 2007.

On May 9, 2008 the Company entered into a $3.0 million line of credit creating the ability for the Company to fulfill its obligations under its current contracts.  The line of credit did not provide the necessary funding for the Company to sustain operations and to continue as a going concern.  If the pricing of commodities and other raw materials continue to increase dramatically, sales grow rapidly, and we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition. This is evident with the loss of significant contracts, the delays associated with recognizable revenue, and the acceptance of capital the Company has had to obtain on very onerous and unfavorable terms.

On November 3, 2008, the Company was notified by its registered agent that it was served with a verified complaint captioned Roswell Capital Partners, LLC, as Collateral Agent; Bridgepointe Master Fund Ltd.; CAMHZN Master LDC; and CAMOFI Master LDC vs. Alternative Construction Technologies, Inc. et al. (the “Complaint”).  The Complaint, which was filed in the Circuit Court Eighteenth Judicial Circuit, Brevard County, Florida relates to the investment made by the plaintiffs (the “Secured Lenders”) in 2007 in convertible debentures of the Company (the “Debentures”) and a Secured Line of Credit made to the Company in May of 2008 (the “LOC”) by these same parties.  The Debentures are secured by certain assets of the Company and its subsidiaries, including three patents of the company as well as real property of the company located in Bolivar, TN.  The LOC is secured by specific contracts and guarantees of certain of the Company’s subsidiaries.  The plaintiffs had previously notified the Company of defaults under the Debentures and the LOC and their intent to foreclose on the assets securing these instruments.  The lawsuit asserts breaches of the various documents executed by the Company and its subsidiaries in connection with the issuance of the Debentures and of the loan agreements signed by the Company in connection with the LOC.  In addition to monetary damages, the lawsuit seeks a determination that the Secured Lenders hold a valid lien in certain assets of the Company, seeks an order of foreclosure relating to assets subject to valid lien (except to real property located outside of Florida) and the appointment of a receiver.

The Company is assessing its options and will respond to the lawsuit shortly.  Among the options being considered are counterclaims against the Secured Lenders for violations of state and federal lending and securities laws, a buy-out of all or some of the obligations which are the subject of this lawsuit, commencing vigorous enforcement actions to collect the debts underlying the contracts securing the LOC, making third party claims related to the defaults, and a reorganization under the Federal Bankruptcy Act.  While the Company is hopeful that a satisfactory resolution of this matter will be achieved, no assurance can be given at this time that this will occur, in which case, if successful in this lawsuit, the Secured Lenders would materially adversely affect the Company’s business.

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

The Company currently has very limited sources of capital.  Domestic construction of new commercial and residential housing is at an historic low.  Through its contacts with GSA and foreign representatives, the Company is hopeful that certain opportunities it has been actively pursuing will materialize.  The domestic market is the not expected to turn around until the third quarter of 2009, at the earliest.  If the Company is unable to finance itself through operations it must do so from debt or equity placements.  While equity financing was available to the Company in the first quarter of 2008, the Company’s inability to reach an accommodation with its financiers frustrated these efforts.  In the ensuing months, these sources have declined to participate in any financing so long as the default in payment of Debentures and Line of Credit is outstanding.  The Company has held discussions with various parties, and is continuing to do so with individuals and funds who would attempt to pay off existing obligations to the Secured Lenders and provide the Company with working capital.  No assurance can be given that any of these discussions will b e successful or that the Lenders will agree to any proposal.  The Lenders are also seeking to foreclose on the assets of the Company and to appoint a receiver for the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

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

On November 3, 2008, the Company was notified by its registered agent that it was served with a verified complaint captioned Roswell Capital Partners, LLC, as Collateral Agent; Bridgepointe Master Fund Ltd.; CAMHZN Master LDC; and CAMOFI Master LDC vs. Alternative Construction Technologies, Inc. et al. (the “Complaint”).  The Complaint, which was filed in the Circuit Court Eighteenth Judicial Circuit, Brevard County, Florida relates to the investment made by the plaintiffs (the “Secured Lenders”) in 2007 in convertible debentures of the Company (the “Debentures”) and a Secured Line of Credit made to the Company in May of 2008 (the “LOC”) by these same parties.  The Debentures are secured by certain assets of the Company and its subsidiaries, including three patents of the company as well as real property of the company located in Bolivar, TN.  The LOC is secured by specific contracts and guarantees of certain of the Company’s subsidiaries.  The plaintiffs had previously notified the Company of defaults under the Debentures and the LOC and their intent to foreclose on the assets securing these instruments.  The lawsuit asserts breaches of the various documents executed by the Company and its subsidiaries in connection with the issuance of the Debentures and of the loan agreements signed by the Company in connection with the LOC.  In addition to monetary damages, the lawsuit seeks a determination that the Secured Lenders hold a valid lien in certain assets of the Company, seeks an order of foreclosure relating to assets subject to valid lien (except to real property located outside of Florida) and the appointment of a receiver.

The Company is assessing its options and will respond to the lawsuit shortly.  Among the options being considered are counterclaims against the Secured Lenders for violations of state and federal lending and securities laws, a buy-out of all or some of the obligations which are the subject of this lawsuit, commencing vigorous enforcement actions to collect the debts underlying the contracts securing the LOC, making third party claims related to the defaults, and a reorganization under the Federal Bankruptcy Act.  While the Company is hopeful that a satisfactory resolution of this matter will be achieved, no assurance can be given at this time that this will occur, in which case, if successful in this lawsuit, the Secured Lenders would materially adversely affect the Company’s business.

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

On November 3, 2008, the Company was notified by its registered agent that it was served with a verified complaint captioned Roswell Capital Partners, LLC, as Collateral Agent; Bridgepointe Master Fund Ltd.; CAMHZN Master LDC; and CAMOFI Master LDC vs. Alternative Construction Technologies, Inc. et al. (the “Complaint”).  The Complaint, which was filed in the Circuit Court Eighteenth Judicial Circuit, Brevard County, Florida relates to the investment made by the plaintiffs (the “Secured Lenders”) in 2007 in convertible debentures of the Company (the “Debentures”) and a Secured Line of Credit made to the Company in May of 2008 (the “LOC”) by these same parties.  The Debentures are secured by certain assets of the Company and its subsidiaries, including three patents of the company as well as real property of the company located in Bolivar, TN.  The LOC is secured by specific contracts and guarantees of certain of the Company’s subsidiaries.  The plaintiffs had previously notified the Company of defaults under the Debentures and the LOC and their intent to foreclose on the assets securing these instruments.  The lawsuit asserts breaches of the various documents executed by the Company and its subsidiaries in connection with the issuance of the Debentures and of the loan agreements signed by the Company in connection with the LOC.  In addition to monetary damages, the lawsuit seeks a determination that the Secured Lenders hold a valid lien in certain assets of the Company, seeks an order of foreclosure relating to assets subject to valid lien (except to real property located outside of Florida) and the appointment of a receiver.

The Company is assessing its options and will respond to the lawsuit shortly.  Among the options being considered are counterclaims against the Secured Lenders for violations of state and federal lending and securities laws, a buy-out of all or some of the obligations which are the subject of this lawsuit, commencing vigorous enforcement actions to collect the debts underlying the contracts securing the LOC, making third party claims related to the defaults, and a reorganization under the Federal Bankruptcy Act.  While the Company is hopeful that a satisfactory resolution of this matter will be achieved, no assurance can be given at this time that this will occur, in which case, if successful in this lawsuit, the Secured Lenders would materially adversely affect the Company’s business.

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

The Company has been unable to fill the vacancy created by the Chief Financial Officer and the position is currently filled, on an interim basis, by the Company’s former Chief Executive Officer, as well as, other key executive positions, creating a shortage in executive manpower that effects the overall operation of the business.

The Company’s CFO resigned on May 15, 2008.  The Company is committed to finding and hiring a qualified CFO in the short term.  In addition, the Company’s CEO resigned on September 4, 2008 and Anthony Francel, the Company’s former COO was named CEO.  These changes, though desirable at this point, will necessarily cause changes and disruptions to the Company’s business.  In addition, the Company is in need of additional executives in sales, marketing, and investor relations.  Moreover, new Management will require financial commitments which may not be able to be met given the Company’s current financial situation.

If the Company is unable to raise equity capital or negotiate favorable terms with its current convertible debt holders it may be unable to achieve its 2008 objectives.

We incurred substantial growth for the year ended December 31, 2007 and had projected considerable growth in 2008.  The Company has pledged all of its assets to the current convertible debt holders and because of this have subsequently restricted the Company’s ability to secure additional financing. While the Company had secured commitments for additional financing in the first quarter of 2008, the Debenture Holders would not waiver or amend certain rights they held to future financing to allow the Company to complete additional financing. The Company entered into an unfavorable agreement whereby the Company was forced to issue 1.8M additional warrants, issue two board seats, and pay 13% interest in order to ensure survivability.  Typical manufacturing companies rely heavily on debt to finance growth through inventory financing, purchase order financing, equipment financing, and factoring of receivables, which is currently unavailable to the Company.  The expected growth rate of the Company has suffered due to the lack of funding promised but not delivered.  The Company will require additional capital to meet its goals. In the event the Company is unable to successfully raise the necessary capital it may fail to reach targeted sales or overextend the Company’s obligations or ability to pay. There is no guarantee that we will succeed in obtaining additional financing, or if available, that it will be on terms favorable to us.  The debentures issued in the debt financing in June 2007, and subsequent Letter of Credit issued on May 9, 2008 are secured by all of our assets.  Certain debentures are convertible into common stock, at a fixed price of $4.00 per share; however, until the debentures are paid in full or converted into common stock, all of the Company’s assets have been proffered as collateral.  The maturity date of the debentures is June 30, 2009; however, the Company is required to pay down the principal owed on the debenture at 1/24 of the outstanding balance effective July 1, 2008.  The Company has been unable to meet this obligation.  The debentures bear an interest rate of 10% per year and the Line of Credit 13% per year.  If the Financiers decide to pursue a default of the payment terms or other provisions of the debentures, there is no assurance that we will able to successfully negotiate new terms favorable to us.  In that event, the lenders may elect to accelerate the payment terms and may exercise their right against the collateral.

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

The Sarbanes-Oxley Act of 2002 and various new rules subsequently implemented by the Securities and Exchange Commission (“SEC”) and the NASDAQ National Market have imposed additional reporting and corporate governance practices on public companies. Since adoption of these regulations, our legal, accounting and financial compliance costs have increased and a significant portion of management’s time has been diverted to comply with these rules. We expect these additional costs and the diversion of management’s time to continue and to the extent additional rules and regulations are adopted; the diversion or addition of resources may potentially increase over time, with respect to these legal initiatives.

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

[The US Market is projecting a 60% growth in “green” building materials and the Structural Insulated Panel Association (SIPA) is projecting an increase from 1.5% to 5% of all housing to be built with SIPs within the next five years.  To the contrary, the US Market is projecting a slowdown in commercial construction in 2008, but is expecting a massive influx of school related contracts, while the housing market continues to struggle.  Each of these trends, forecasts, and potential markets will have a direct impact on our success and failures.  The Company’s inability to recognize which information is correct, and utilize this information to develop a roadmap for future success could impede our ability to continue operations or operate at a profit.

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

The Company currently owns three development division subsidiaries located in Newnan, Georgia, Cleveland, Tennessee, and Bradenton, Florida. The Company maintains an office in Cleveland, Tennessee, but has no office facilities in Newnan, Georgia or Bradenton, Florida. The revenues are derived from providing construction solutions to a broad range of companies, developers and individuals. Historically, the construction industry has been cyclical and has experienced periodic downturns, which have a material adverse impact on the industry’s demand for construction.  The Company is currently developing a 59 home subdivision in Cleveland, Tennessee.  If the Company does not sell these homes as they are built, it will directly impact our cash flow.  The Company has reduced the pricing on the homes in inventory in order to sale them and reduce expenses.  Based upon the current market conditions the currently completed 5 homes will be sold at a loss.

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

[The Company’s subsidiary, ACCS, has a significant receivable from Atlan International Holding, Inc., currently known as Solar 18, Corp, that currently has not paid according to schedule, and if not collected would represent a considerable variance to the outstanding Accounts Receivable.

The Company has a short-term receivable of $1,000,000 and a long-term receivable of $1,000,000 from Atlan.  This constitutes 28.6% of the consolidated accounts receivable, net and 16.0% of the consolidated total assets.  The Company would be negatively affected if Atlan were unable to pay the receivable timely and/or not pay at it in its entirety.  The Company has strategically protected itself as it has three options in the case of non-payment.  First, the Company could receive the Atlan stock which is collateral to the receivable.  This would include Atlan’s ongoing contracts and assets.  The other options include the Company assisting Atlan in obtaining additional financing to enable the payment to the Company and/or the Company has the option to lien the royalties of the joint venture payments to Atlan until the receivable is paid in full. In the case of non-payment, it could be costly to the Company to negotiate the settlement which would restrict the Company’s future cash flow. The Company has been requested, by Atlan’s financiers to convert its outstanding receivable into a preferred equity of Solar 18 in conjunction with their capital raise.  See Note 9 – Subsequent Events, to financial statements.  The company has created a reserve for the collection of this debt as it desires to convert into an equity position of Solar 18; however, it is currently unable to do so, and Solar 18 does not have the funds in which to pay.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

On November 3, 2008, the Company was notified by its registered agent that it was served with a verified complaint captioned Roswell Capital Partners, LLC, as Collateral Agent; Bridgepointe Master Fund Ltd.; CAMHZN Master LDC; and CAMOFI Master LDC vs. Alternative Construction Technologies, Inc. et al. (the “Complaint”).  The Complaint, which was filed in the Circuit Court Eighteenth Judicial Circuit, Brevard County, Florida relates to the investment made by the plaintiffs (the “Secured Lenders”) in 2007 in convertible debentures of the Company (the “Debentures”) and a Secured Line of Credit made to the Company in May of 2008 (the “LOC”) by these same parties.  The Debentures are secured by certain assets of the Company and its subsidiaries, including three patents of the company as well as real property of the company located in Bolivar, TN.  The LOC is secured by specific contracts and guarantees of certain of the Company’s subsidiaries.  The plaintiffs had previously notified the Company of defaults under the Debentures and the LOC and their intent to foreclose on the assets securing these instruments.  The lawsuit asserts breaches of the various documents executed by the Company and its subsidiaries in connection with the issuance of the Debentures and of the loan agreements signed by the Company in connection with the LOC.  In addition to monetary damages, the lawsuit seeks a determination that the Secured Lenders hold a valid lien in certain assets of the Company, seeks an order of foreclosure relating to assets subject to valid lien (except to real property located outside of Florida) and the appointment of a receiver.

The Company is assessing its options and will respond to the lawsuit shortly.  Among the options being considered are counterclaims against the Secured Lenders for violations of state and federal lending and securities laws, a buy-out of all or some of the obligations which are the subject of this lawsuit, commencing vigorous enforcement actions to collect the debts underlying the contracts securing the LOC, making third party claims related to the defaults, and a reorganization under the Federal Bankruptcy Act.  While the Company is hopeful that a satisfactory resolution of this matter will be achieved, no assurance can be given at this time that this will occur, in which case, if successful in this lawsuit, the Secured Lenders would materially adversely effect the Company’s business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 5.   OTHER INFORMATION

None

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

Alternative Construction Technologies, Inc.

Date: November 19, 2008	By:	/s/ Anthony J. Francel
Name: Anthony J. Francel
Chief Executive Officer

Date: November 19, 2008	By:	/s/ Michael W. Hawkins
Name: Michael W. Hawkins
Interim Chief Financial Officer