Form 10-Q/A
period 2008-12-23
Alternative Construction Technologies, Inc.
filed 2008-12-23
CIK 1337566

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                      Yes  ☒  No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [  ]     Accelerated filer  [  ]     Non-accelerated filer  [  ]    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No ☒

At November 19, 2008, 9,735,227 shares of the registrant’s common stock (no par value) were outstanding.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

ITEM I	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS:
JUNE 30, 2008 AND DECEMBER 31, 2007

CONSOLIDATED STATEMENT OF INCOME:
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

CONSOLIDATED STATEMENT OF CASH FLOWS:
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:
JUNE 30, 2008

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT THE MARKET

ITEM 4	CONTROLS AND PROCEDURES

PART II	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

ITEM 1A	RISK FACTORS

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

ITEM 4	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

ITEM 5	OTHER INFORMATION

ITEM 6	EXHIBITS

SIGNATURES

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
and SUBSIDIARIES
Consolidated Balance Sheet
(unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	30-Sep	31-Dec
	2008	2007

Current Liabilities
Notes Payable, Current Portion	$7,297,042	$626,529
Accounts Payable and Accrued Expenses	1,430,167	1,500,068
Accrued Payroll and Taxes	47,030	77,865
Capital Leases, Current Portion	27,063	26,705
Due to Shareholder	420,418	212,827
Billings in Excess of Costs on Uncompleted Contracts	-	-
Deferred Revenue	12,500	59,266

Total Current Liabilities	9,234,220	2,503,260

Noncurrent Liabilities
Notes Payable, Noncurrent Portion	57,095	4,449,549
Capital Leases, Noncurrent Portion	53,306	66,712

Total Noncurrent Liabilities	110,401	4,516,261

Total Liabilities	9,344,620	7,019,521

Minority Interest	31,223	31,223

Stockholders' Equity
Preferred Stock
Series A Convertible Preferred Stock, voting; $1.00 par
value; 1,500,000 shares authorized; 1,500,000 shares
issued and outstanding	1,500,000	1,500,000
Series B Convertible Preferred Stock, voting; $.0001 par
value; 3,500,000 shares authorized; 0 and 2,010,000
shares issued and outstanding, respectively	-	-
Series C Convertible Preferred Stock, voting; $.0001 par
value; 1,000,000 shares authorized; 377,358 shares
issued and outstanding	38	38
Common Stock, no par value, voting; 100,000,000 shares
authorized; 7,968,561 and 6,732,405 shares issued,
respectively; 7,951,911 and 6,732,405 shares
outstanding, respectively	-	-
Minority Interest in Subsidiaries	-	-
Cancellation of Series B Preferred Stock	(1,999,799)	(1,999,799)
Subscriptions Receivable	-	-
Additional Paid In Capital	7,378,647	5,911,565
Accumulated Deficit	(7,120,632)	(823,685)

Total Stockholders' Equity	(241,746)	4,588,119

Total Liabilities and Stockholders' Equity	$9,134,097	$11,638,863

See accompanying notes to consolidated financial statements.

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Sales	$611,217	$3,296,617	$4,676,205	$9,018,330
Cost of Sales	417,804	2,507,986	3,703,934	6,380,234
Gross Profit	193,413	788,631	972,271	2,638,096
Banking and Financing Fees	4,833	-	1,407,888	-
Operating Expenses	505,458	545,780	1,648,029	1,518,678
Income From Operations	(316,878)	242,851	(2,083,646)	1,119,418
Reserve for Uncollectable Accounts	(3,781,846)	-	(3,781,846)	-
Other Income (Expense)	(239,412)	(127,857)	(480,968)	(213,367)

Net Income Before Minority Interest	(4,338,137)	114,994	(6,346,461)	906,051
Minority Interest in Subsidiaries	(42,527)	(18,258)	(36,580)	(167,996)

Net Income	$(4,295,610)	$96,736	$(6,309,881)	$738,055

Net Income (Loss) Per Share:
Basic based upon 11,066,610 weighted
average shares outstanding	$(0.37)		$(0.57)
Basic based upon 10,726,608 weighted
average shares outstanding		$0.01		$0.07
Fully diluted based upon 11,066,610
weighted average shares outstanding	$(0.37)		$(0.57)
Fully diluted based upon 10,534,476
weighted average shares outstanding		$0.01		$0.07

See accompanying notes to consolidated financial statements.

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
and SUBSIDIARIES
Consolidated Statement of Cash Flows
For the Nine Months Ended September 30
(unaudited)

	2008	2007
Cash Flows From Operating Activities:
Net Income (Loss)	$(6,309,881)	$738,055
Adjustments to Reconcile Net Income to Net
Cash Provided By (Used In) Operating Activities:
Depreciation and Amortization	270,224	163,459
Minority Interest	(36,580)	167,996
Common Stock Issued for Services, Net	828,367	-
Bad Debt Expense	3,781,846	-
Stock-based compensation expense	82,367	-
Decrease (Increase) in:
Accounts Receivable, Net	(2,786,440)	(1,425,444)
Due from Factor, Net	-	61,196
Inventories	(871,988)	(697,142)
Prepaid Expenses and Other Current Assets	598,414	(759,271)
Costs in Excess of Billings on Uncompleted Contracts	288,273	(22,562)
Issuance of Long-Term Receivable	262,500	-
Increase (Decrease) in:
Accounts Payable, Accrued Expenses and Taxes Payable	(62,999)	197,663
Due to Shareholder	141,257	-
Billings in Excess of Costs on Uncompleted Contracts	-	(50,771)
Deferred Revenue	(46,766)	(72,766)

Net Cash Used In Operating Activities	(3,861,407)	(1,699,587)

Cash Flows From Investing Activities:
Acquisition of Property, Plant and Equipment	(6,262)	(274,719)
Goodwill From Acquisition of Subsidiary	-	(2,489,714)
Minority Interest in Subsidiary	-	2,000

Net Cash Used In Investing Activities	(6,262)	(2,762,433)

Cash Flows From Financing Activities:
Issuance of Notes Payable, Line of Credit and Capital Leases	(4,403,566)	6,391,474
Repayment and Conversion, Net, of Notes Payable, Line of Credit
and Capital Leases	6,670,870	(2,600,910)
Issuance of Common Stock	-	-
Retirement of Series B Preferred Stock	-	(201)
Issuance of Series C Preferred Stock	-	-
Purchase of Treasury Stock	-	(1,999,799)
Issuance and Receipt, Net, of Stock Subscriptions		641,799
Paid in Capital	1,467,082	2,441,501
Issuance of Other Receivables	-	-

Net Cash Provided By Financing Activities	3,734,387	4,873,864

Net Increase (Decrease) in Cash	(133,281)	411,844

Cash at Beginning of Year	213,387	16,700

Cash at End of Period	$80,106	$428,544

See accompanying notes to consolidated financial statements.

ALTERNATIVE CONSTRUCTION TECHNOLOGIES, INC.
f/k/a ALTERNATIVE CONSTRUCTION COMPANY, INC.
 and SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.  The results of operations for the six months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited consolidated financial statements and footnotes have been condensed and, therefore, do not contain all required disclosures.  Reference should be made to the Company’s annual audited financial statement for the year ended December 31, 2007.

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

Property and equipment consist of the following:

	Useful	June 30,	Restated December 31,
	Life	2008	2007
Building	30	$209,000	$209,000
Land		20,000	20,000
Capital Improvements	5	2,500	-
Computer equipment	3	2,657	2,657
Tooling	(a)	36,089	29,367
Capitalized Lease		21,588	-
Equipment	5	61,470	24,428
		353,304	285,452
Less: accumulated depreciation		(30,802)	(20,780)
Net property and equipment		$322,502	$264,672

Depreciation expense was $54,981.78 and $249,349.70 for the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively.

Other assets consist of the following:

	September 30,	December 31,
	2008	2007
Notes Receivable	$200,000	$462,500
Long-term Receivable		1,000,000
Net other assets	$200,000	$1,462,500

On August 11, 2008 the Company was notified by Solar 18, Inc. (“Solar 18”) (f/k/a Atlan International Holdings, Inc.) that, as a condition   to its proposed financing of up to $10,000,000, with an institutional lender it was asked to convert its outstanding receivable into preferred shares of Solar 18.  Under the proposal ACCS or is designee would be issued 2,000,000 shares of Solar 18 Series A Preferred Shares which would convert on a 1x1 basis into common shares of Solar 18 at market value.  A temporary restraining order issued against the Company (See Note 8) the Company may not convert this receivable into an equity position.  The Company does not believe Atlan will be able to make payment against the receivable and as such has created a reserve for uncollectable accounts in the event Atlan cannot pay and therefore offsets the long-term receivable as previously recorded.  The Company has created a bad debt account and created a reserve for this payment.

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

On July 19, 2008 BridgePointe Master Fund, one of the lenders, notified the Company that it did not intend to fund any additional draw-downs under the line of credit until all current defaults had been corrected.  On July 31, 2008 BridgePointe Master Fund notified the Company that it was in default in its debenture and that it must cure such defaults within five (5) days.  On August 1, 2008 BridgePointe Master Fund notified the Company that it was in default in its line of credit and had five (5) days to cure it.  The terms of the debentures called for principal amortization there under to commence on July 1, 2008, at the rate of approximately $90,500 per month, which equates to a rate of 1/24 per month with a balloon payment due July 1, 2009 for any outstanding remaining balance.  The Company is unable to make these payments without access to additional outside funding or in connection with draw-downs under the line of credit.  On November 3, 2008, the Company was notified by its registered agent that it was served with a verified complaint captioned Roswell Capital Partners, LLC, as Collateral Agent; Bridgepointe Master Fund Ltd.; CAMHZN Master LDC; and CAMOFI Master LDC vs. Alternative Construction Technologies, Inc. et al. (the “Complaint”).  The Complaint, which was filed in the Circuit Court Eighteenth Judicial Circuit, Brevard County, Florida relates to the investment made by the plaintiffs (the “Secured Lenders”) in 2007 in convertible debentures of the Company (the “Debentures”) and a Secured Line of Credit made to the Company in May of 2008 (the “LOC”) by these same parties.  The Debentures are secured by certain assets of the Company and its subsidiaries, including three patents of the company as well as real property of the company located in Bolivar, TN.  The LOC is secured by specific contracts and guarantees of certain of the Company’s subsidiaries.  The plaintiffs had previously notified the Company of defaults under the Debentures and the LOC and their intent to foreclose on the assets securing these instruments.  The lawsuit asserts breaches of the various documents executed by the Company and its subsidiaries in connection with the issuance of the Debentures and of the loan agreements signed by the Company in connection with the LOC.  In addition to monetary damages, the lawsuit seeks a determination that the Secured Lenders hold a valid lien in certain assets of the Company, seeks an order of foreclosure relating to assets subject to valid lien (except to real property located outside of Florida) and the appointment of a receiver.  In the New York actions the Plaintiffs were granted a temporary retraining order against the Company's selling or transferring certain assets.  A hearing on Plaintiff's application for a permanent retraining order has been set for January 29, 2009.

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

Future minimum obligations for the above leases are as follows:

2008	$-
2009	-
2010	-
2011	-
2012	-
2013	-

Total Lease Obligations	$-

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

On February 10, 2008, Sustainable Structures Leasing, Inc. (“SSL”) a subsidiary of Accelerated Building Concepts Corporation (“ABCC”), contracted with ACMF to build two buildings for Gulfstream Aerospace, Inc. (“Gulfstream”) for $1,040,000.  ACMF contracted New Century Structures, Inc. (“NCSI”), a subsidiary of ABCC, as a subcontractor to build the two buildings.  ABCC and ACT have common ownership, and an officer and a director.  Michael W. Hawkins, the Company’s CEO and Chairman, through ownership of Avante and GAMI, is a significant shareholder of both ACT and ABCC.  ABCC could not fund the needs of the contract with GulfStream through conventional or unconventional methods.  ABCC did have three financing options, two of which would have required for the outright sale of the buildings at a loss to ABCC of more than $200,000 with no potential projected long-term revenue opportunity of a five year lease to Gulfstream with two renewable five year terms.  These options were considered as loss leaders which provided no guarantee for positive revenue for ABCC for the future.  The third option, provided by ACT was the only viable option available that (i) ensured ownership of the buildings remained with SSL; (ii) guaranteed 100% of the revenue recognition to SSL as provided by the contract; and (iii) ensured that SSL could deliver its product within a reasonable timeframe.  Due to this situation, ABCC was in danger of losing a profitable contract for a five-year leasing of the buildings, with two additional five-year periods, along with the potential for additional leasing opportunities of the buildings and up to 25+/- more buildings for Gulfstream.  The ABCC management viewed Gulfstream as a potential customer with significant revenue opportunities over the next 15 years.  Additionally, at the end of the lease term(s), ABCC would maintain ownership of the buildings providing additional revenue through the sale to GulfStream or a third party(ies).  To ensure that ABCC would not lose a significant part of their revenue stream, which included revenue to ACT through its purchases of the ACTech® Panel from ACMT, management of ACT and ABCC determined that the agreements as stated above would benefit both companies as ACT did have the financing to ensure ABCC the opportunity to fulfill the contracts.  As ACT would have potential risk if NCSI and/or ABCC would encounter problems or legal issues associated with the transaction, the two contracts, SSL / ACMF and ACMF / NCSI, would favor ACMF versus NCSI.  The transaction was not at arm’s length but the management of ABCC had no other options.  ACMF agreed to provide the financing strength with the potential risk exposure.  SSL contracted ACMF for $1,040,000 for the two buildings.  ACMF contracted with NCSI to provide the two buildings for $748,800.  The profit margin was determined to be reasonable under these circumstances with the risk to SSL for not fulfilling the contract with Gulfstream.  As an additional condition of the contract between ACMF and NCSI, NCSI is responsible for interest charges on the financing ACMF received for the sole benefit of the SSL contract.  The interest charges are estimated at $50,000.  The financing received by ACT was for various ACT projects.  As a condition of the financing, ACT was required to issue 1,800,000 warrants for the Company’s common stock at an exercise price of $2.50.  As this was at the detriment of ACT and a portion of the proceeds for the benefit of ABCC, both parties agreed to an additional cost $60,000 as a partial compensation for ACT issued the warrants.  Under these terms and conditions, NCSI would recognize an estimated loss of $315,300 on the construction of the buildings whereas ACMF would recognize a profit of $401,200.  The directors and management of ABCC agreed to the loss as they recognized the potential and opportunities outweighing the potential for legal remedies that Gulfstream could seek for non-performance.  The initial portion of the building required to completed by ACT was completed in March, 2008 and received a Certificate of Occupancy in July, 2008.  The second building was completed and delivered to the delivery site in August 2008.  In March 2008 and June 2008, ACMF invoiced NCSI for payment of $1,040,000 and $75,000 (for interest expenses) for the jobs in which it was contracted to complete.  NCSI notified ACMF that it would not pay these invoice stating that ACMF or the Company were obligate to finance the construction of the two buildings, failed to do so, and are therefore in breach of contract, which is contrary to the terms and conditions of the contract and is inconsistent with the supplies, materials, services, and cash provided by the Company to complete the buildings.  The Company has learned that NCSI sold the lease for the two buildings, including all rights to a more than $2,700,000 income stream to Dampier Construction, one of the contractors of the buildings for $1,050,000  None of the proceeds of this sale were paid to the Company.  The Company has notified NCSI that it intends to commence an action to collect all amounts due it under these contracts.

As of September 30, 2008 NCSI and SSL have failed to make any payments against the various contracts in which ACT provided materials and funding for.  Although ACMF has valid contracts with NCSI and SSL and have provided cost in excess of $1,000,000 towards these contracts in labor, cash, and materials, NCSI and SSL are claiming the contracts to be invalid.  While ACT has attempted to work payment with NCSI and SSL, they have refused to make payment.  As such, ACT has created a reserve account against the various receivables associated with the three projects.  The total loss associated with this project for ACT currently stands in excess of $2.7M.  The Company is reviewing all recourses against NCSI and SSL that are available to them.

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

On November 3, 2008, the Company was notified by its registered agent that it was served with a verified complaint captioned Roswell Capital Partners, LLC, as Collateral Agent; Bridgepointe Master Fund Ltd.; CAMHZN Master LDC; and CAMOFI Master LDC vs. Alternative Construction Technologies, Inc. et al. (the “Complaint”).  The Complaint, which was filed in the Circuit Court Eighteenth Judicial Circuit, Brevard County, Florida relates to the investment made by the plaintiffs (the “Secured Lenders”) in 2007 in convertible debentures of the Company (the “Debentures”) and a Secured Line of Credit made to the Company in May of 2008 (the “LOC”) by these same parties.  The Debentures are secured by certain assets of the Company and its subsidiaries, including three patents of the company as well as real property of the company located in Bolivar, TN.  The LOC is secured by specific contracts and guarantees of certain of the Company’s subsidiaries.  The plaintiffs had previously notified the Company of defaults under the Debentures and the LOC and their intent to foreclose on the assets securing these instruments.  The lawsuit asserts breaches of the various documents executed by the Company and its subsidiaries in connection with the issuance of the Debentures and of the loan agreements signed by the Company in connection with the LOC.  In addition to monetary damages, the lawsuit seeks a determination that the Secured Lenders hold a valid lien in certain assets of the Company, seeks an order of foreclosure relating to assets subject to valid lien (except to real property located outside of Florida) and the appointment of a receiver. The lawsuit was dismissed on December 3, 2008.  On November 26, 2008 the Company filed a lawsuit against its financiers alleging breaches of fiduciary responsibilities and breach of contract.  Subsequently, the financiers filed a lawsuit against the Company in Federal Court in New York alleging essentially the same claims against the Company as those alleged in the Florida action.  In the New York actions the Plaintiffs were granted a temporary retraining order against the Company's selling or transferring certain assets.  A hearing on Plaintiff's application for a permanent retraining order has been set for January 29, 2009.

On November 5, 2008 Dow Chemicals sued the Company for payment on outstanding invoices totaling $105,111.84.  In addition it sued Avante as part of the corporate guarantee the Company’s believes to have been provided by Avante.  The Company filed a motion to dismiss the lawsuit as Dow Chemicals sued the wrong company.

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

NOTE 8 – SUBSEQUENT EVENTS

Segment Information

The original founders, under the terms and conditions of the Stock Purchase Agreements with Ionian Construction and Revels Construction, respectively, may repurchase their companies at par value, with par value being defined as ($0.0001) if the Company fails to meet its financial obligations based upon the personal guarantees given by each of the previous owners.  In the event the previous owners elect or attempt to regain control of their respective businesses, if successful, the Company will reduce its liabilities and assets (in which the reduction of liabilities far exceed the assets lost).  The previous owners of Alternative Construction by Revels, Inc., and Alternative Construction by Ionian, Inc., have each declared their intent to reacquire their company but have taken no action to date.  The original founders have been notified of the temporary retraining notice issued by the Southern District of New York.

Alternative Construction by ProSteel Builders, Inc., which has no assets and no future business, has generated no revenue in over a year, will cease operations upon the settlement of its lawsuit with its previous customer which is currently in the discovery phase and no court date has been appointed.

On November 3, 2008, the Company was notified by its registered agent that it was served with a verified complaint captioned Roswell Capital Partners, LLC, as Collateral Agent; Bridgepointe Master Fund Ltd.; CAMHZN Master LDC; and CAMOFI Master LDC vs. Alternative Construction Technologies, Inc. et al. (the “Complaint”).  The Complaint, which was filed in the Circuit Court Eighteenth Judicial Circuit, Brevard County, Florida relates to the investment made by the plaintiffs (the “Secured Lenders”) in 2007 in convertible debentures of the Company (the “Debentures”) and a Secured Line of Credit made to the Company in May of 2008 (the “LOC”) by these same parties.  The Debentures are secured by certain assets of the Company and its subsidiaries, including three patents of the company as well as real property of the company located in Bolivar, TN.  The LOC is secured by specific contracts and guarantees of certain of the Company’s subsidiaries.  The plaintiffs had previously notified the Company of defaults under the Debentures and the LOC and their intent to foreclose on the assets securing these instruments.  The lawsuit asserts breaches of the various documents executed by the Company and its subsidiaries in connection with the issuance of the Debentures and of the loan agreements signed by the Company in connection with the LOC.  In addition to monetary damages, the lawsuit seeks a determination that the Secured Lenders hold a valid lien in certain assets of the Company, seeks an order of foreclosure relating to assets subject to valid lien (except to real property located outside of Florida) and the appointment of a receiver.  In the New York actions the Plaintiffs were granted a temporary retraining order against the Company's selling or transferring certain assets.  A hearing on Plaintiff's application for a permanent retraining order has been set for January 29, 2009.

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

On July 19, 2008 BridgePointe Master Fund, one of the lenders, notified the Company that it did not intend to fund any additional draw-downs under the line of credit until all current defaults had been cured and a “field audit” conducted.  On July 31, 2008 BridgePointe Master Fund notified the Company that it was in default in its debenture and that it must cure such defaults within five (5) days.  On August 1, 2008 BridgePointe Master Fund notified the Company that it was in default in its line of credit and had five (5) days to cure it.  The terms of the debentures called for principal amortization there under to commence on July 1, 2008, and monthly thereafter at a rate of 1/24 per month with a balloon payment due July 1, 2009 for any outstanding remaining balance.  The Company is unable to make these payments without access to additional outside funding or in connection with draw-downs under the line of credit.  On November 3, 2008, the Company was notified by its registered agent that it was served with a verified complaint captioned Roswell Capital Partners, LLC, as Collateral Agent; Bridgepointe Master Fund Ltd.; CAMHZN Master LDC; and CAMOFI Master LDC vs. Alternative Construction Technologies, Inc. et al. (the “Complaint”).  The Complaint, which was filed in the Circuit Court Eighteenth Judicial Circuit, Brevard County, Florida relates to the investment made by the plaintiffs (the “Secured Lenders”) in 2007 in convertible debentures of the Company (the “Debentures”) and a Secured Line of Credit made to the Company in May of 2008 (the “LOC”) by these same parties.  The Debentures are secured by certain assets of the Company and its subsidiaries, including three patents of the company as well as real property of the company located in Bolivar, TN.  The LOC is secured by specific contracts and guarantees of certain of the Company’s subsidiaries.  The plaintiffs had previously notified the Company of defaults under the Debentures and the LOC and their intent to foreclose on the assets securing these instruments.  The lawsuit asserts breaches of the various documents executed by the Company and its subsidiaries in connection with the issuance of the Debentures and of the loan agreements signed by the Company in connection with the LOC.  In addition to monetary damages, the lawsuit seeks a determination that the Secured Lenders hold a valid lien in certain assets of the Company, seeks an order of foreclosure relating to assets subject to valid lien (except to real property located outside of Florida) and the appointment of a receiver. In the New York actions the Plaintiffs were granted a temporary retraining order against the Company's selling or transferring certain assets.  A hearing on Plaintiff's application for a permanent retraining order has been set for January 29, 2009.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-Q.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2008 TO THE THREE MONTHS ENDED  SEPTEMBER 30,  2007

	Manufacturing Division		Ancillary Division				Corporate		Eliminations		Consolidated
					Development Division
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
Revenue	$1,086,352	$1,419,282	$-	$26,000	$(474,418)	$1,851,335	$-	$-	$-	$-	$611,934	$3,296,617
Cost of Sales	755,901	896,331	-	4,820	(337,379)	1,606,835	-	-	-	-	418,522	2,507,986
Gross Profit	330,451	522,951	-	21,180	(137,039)	244,500	-	-	-	-	193,412	788,631
Operating Expenses	85,881	159,367	-	1,612	73,857	140,003	349,326	244,898	-	(100)	509,064	545,780
Income (Loss) from Operations	$244,570	$363,584	$-	$19,568	$(210,896)	$104,497	$(349,326)	$(244,898)	$-	$100	$(315,652)	$242,851

Total revenues decreased to $611,934 for the three months ended September 30, 2008 from $3,296,617 for the three months ended September 30, 2007. The decrease of $2,684,683 or 81.4% resulted primarily from (1) the severe downturn in the U.S. economy, particularly in the building and construction industries; (2) disputes with the Company’s financiers which have culminated in a foreclosure action commenced by the financiers on November 3, 2008; and (3) the Company’s inability to collect accounts receivable from an affiliated entity.  The Company believes it lost significant business because of its inability to reach financing terms with its financing partners.  Once financing was achieved, May 8, 2008, the Company began moving forward with its remaining contracts.  As the Company has been unable to acquire the raw materials due to lack of cash, we have been unable to produce the finished product needed to fulfill orders.  In addition, three contracts for homes were cancelled through ACI.

Total revenues and as a percent of consolidated revenues for the three months ended September 30, 2008, were provided as follows:  Manufacturing Division - $1,086,352 (177.5%) and Development Division – ($474,418) (negative 77.5%).  The negative sales generated in ACI were due to the Company reporting revenue on contracts on a “percentage of completion” basis; however, under the strenuous market conditions, three contracts, totaling $609,700, were subsequently cancelled during the third quarter.

Cost of sales was $418,522 and $2,507,986, respectively for the three months ended September 30, 2008 and 2007. As a percent of revenue, the cost of sales decreased from 76.1% to 68.3%, for the three months ended September 30, 2007 as compared to the three months ended September 30, 2008. The Manufacturing Division recognizes a lower cost of sales percent, 69.5%, than the consolidated total of the developing division at 71.1%, therefore, when the Development Division recognizes a greater percentage of the overall revenue, the cost of sales increase.  With the cancellation of the three contracts, the Company reclassified its cost of goods associated with the sale to inventory.

Gross profit was $193,412 and $788,631, respectively for the three months ended September 30, 2008 and 2007.   As a percent of revenue, gross profit was 31.6% and 23.9%, respectively for the three months ended September 30, 2008 and 2007.  One cause of the increase in gross profit is a direct correlation to the revenue split between the Manufacturing Division and the Development Division (or cancellation of contracts) as defined in cost of sales above.  In addition, the loss of revenue caused by the lack of funding, had a direct impact on the gross profit as the Company’s management had to consider the implications of laying off qualified staff that would look for work elsewhere.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net Income (Loss)	$(4,295,610.00)	$96,736.00	$(6,309,881.00)	$738,055.00
Minority Interest in Income (Loss) of Subsidiary	42,527.00	-	36,580.00	-
Provision for Income Taxes	-	-	-	-
Interest	124,148.44	148,658.31	270,223.61	233,158.00
Income from Operations	(4,128,934.56)	245,394.31	(6,003,077.39)	971,213.00
Depreciation and Amortization	54,981.78	87,279.89	249,349.70	234,877.03
Allowance for Bad Debt Expenses	3,781,846.00	-	3,781,846.00	-
Non-Cash Stock Based Compensation	16,966.66	-	82,366.66	-
Financing Fees	4,833.00	-	1,407,888.00	-
Adjusted EBIDTA	$(270,307.12)	$332,674.20	$(481,627.03)	$1,206,090.03
Adjusted EBIDTA Margin	-	18.90%	-	17.00%

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

Development Division

	ACP		ACI				Eliminations		Consolidated
					ACR
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
Revenue	$-	$394,768	$(572,013)	$1,352,610	$97,595	$103,957	$-	$-	$(474,418)	$1,851,335
Cost of Sales	31	354,177	(423,485)	1,163,725	86,075	88,933	-	-	(337,379)	1,606,835
Gross Profit	(31)	40,591	(148,528)	188,885	11,520	15,024	-	-	(137,039)	244,500
Operating Expenses	18,977	90,551	23,506	39,772	31,374	9,680	-	-	73,857	140,003
Income (Loss) from Operations	$(19,008)	$(49,960)	$(172,034)	$149,113	$(19,854)	$5,344	$-	$-	$(210,896)	$104,497

The revenue attributed by ACI and ACR for the period was a negative $572,013 (negative 93.5% of the overall revenue) and $97,595 (15.9% of the overall revenue), respectively.  ACPSB’s revenue decreased from $394,768 to $0 for the three months ended September 30, 2007 and 2008, respectively, as the office has been closed.  The negative sales generated in ACI were due to the Company reporting revenue on contracts on a “percentage of completion” basis; however, under the strenuous market conditions, three contracts, totaling $609,700, were subsequently cancelled during the third quarter.

ACR had a higher cost of sales percent (88.2%,) as compared to the ACI due to the cancellation of contracts.  The increase of cost of sales is directly related to the delays caused by the lack of financing.  ACR cost of sales represented 20.6% of the overall cost of sales, and ACI represented a negative 101.2% of the overall cost of sales,

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2008 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

Results of Operations

	Manufacturing Division		Ancillary Division				Corporate				Eliminations		Consolidated
					Development Division
	2008	2007	2008	2007	2008	2007	2008		2007		2008	2007	2008	2007
Revenue	$3,529,881	$4,070,774	$-	$26,000	$1,051,874	$5,150,028	$		$		$(14,832)	$(228,472)	$4,566,923	$9,018,330
Cost of Sales	2,641,796	2,646,249	813	4,820	1,076,877	3,957,637					(14,832)	(228,472)	3,719,486	6,380,234
Gross Profit	888,085	1,424,525	(813)	21,180	(25,003)	1,192,391		-		-	-	-	847,438	2,638,096
Operating Expenses	319,902	523,984	4,544	3,497	282,892	527,856		2,448,504		463,341	-	-	3,055,843	1,518,678
Income (Loss) from Operations	$568,183	$900,541	$(5,357)	$17,683	$(307,895)	$664,535		$(2,448,504)		$(463,341)	$-	$-	$(2,208,405)	$1,119,418

Total revenues decreased to $4,566,923 for the nine months ended September 30, 2008 from $9,018,330 for the nine months ended September 30, 2007. The decrease of $4,451,407 or 50.7% resulted primarily from (1) the severe downturn in the U.S. economy, particularly in the building and construction industries; (2) disputes with the Company’s financiers which have culminated in a foreclosure action commenced by the financiers on November 3, 2008; and (3) the Company’s inability to collect accounts receivable from an affiliated entity.

Total revenues and as a percent of consolidated revenues for the nine months ended September 30, 2008, were provided as follows:  Manufacturing Division - $3,515,049 (77.0), and Development Division - $1,051,874 (23.0%).  The difference between the reported revenue and the individual subsidiaries is the result of consolidating eliminations and the cost associated with the Ancillary Division.

Cost of sales was $3,719,486 and $6,380,234, respectively for the nine months ended September 30, 2008 and 2007. As a percent of revenue, the cost of sales increased from 70.7% to 81.4%, for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2008. The manufacturing division recognizes a lower cost of sales percent, 74.7%, than the consolidated total of the developing division at 102.4%, therefore, when the developing division recognizes a greater percentage of the overall revenue, the cost of sales increase.  In addition, the pricing of raw materials has had substantial increases during this reporting period, which create a negative impact on cost of sales.

Gross profit was $847,438 and $2,638,234, respectively for the nine months ended September 30, 2008 and 2007.   As a percent of revenue, gross profit was 18.6% and 29.3%, respectively for the nine months ended September 30, 2008 and 2007.  One cause of the decline in gross profit is a direct correlation to the revenue split between the Manufacturing Division and the Development Division as defined in cost of sales above.  In addition, the loss of revenue caused by the lack of funding, had a direct impact on the gross profit as the Company’s management had to consider the implications of laying off qualified staff that would look for work elsewhere.  The Company elected to maintain the staff and as such, gross profit declined.

Total operating expenses increased to $3,055,843 for the nine months ended September 30, 2008 from $1,518,678 for the nine months ended September 30, 2007. This $1,537,165 or 50.3% increase was mainly attributable to the write-off of financing fees associated with the debenture agreement of June 30, 2007 and the Line of Credit agreement of May 9, 2008 of $1,403,055.  The additional expenses represent stock-based compensation, and an increase in marketing expenses and legal fees.

The operating expenses and the percent of consolidated operating expenses for the nine months ended September 30, 2008, were contributed as follows:  Manufacturing Division $319,902 (10.5%); Development Division $282,892 (9.3%); the Ancillary Division  $4,544 (0.1%); and Corporate, $2,448,504 (80.1%).

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

Development Division

	ACP		ACI				Eliminations		Consolidated
					ACR
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
Revenue	$-	$2,411,286	$330,377	$2,634,785	$721,498	$103,957	$-	$-	$1,051,874	$5,150,028
Cost of Sales	91	1,689,968	321,563	2,178,736	755,223	88,933	-	-	1,076,877	3,957,637
Gross Profit	(91)	721,318	8,814	456,049	(33,726)	15,024	-	-	(25,003)	1,192,391
Operating Expenses	78,929	462,216	78,888	55,960	125,076	9,680	-	-	282,892	527,856
Income (Loss) from Operations	$(79,020)	$259,102	$(70,074)	$400,089	$(158,801)	$5,344	$-	$-	$(307,895)	$664,535

The revenue attributed by ACI and ACR for the period was $330,337 (7.2% of the overall revenue) and $721,498 (15.8% of the overall revenue), respectively.  The decrease is due to lack of financing and the increased cost of inventory pending sales. ACPSB’s revenue decreased from $2,411,286 to $0 for the nine months ended September 30, 2007 and 2008, respectively, as the office has been closed.

ACI and ACR, have a higher cost of sales percent (97.3% and 104.7%, respectively) as compared to the consolidated percent.  ACI cost of sales represents 8.6% of the overall cost of sales, and ACR represents 20.3% of the overall cost of sales.  The increase cost of sales associated with ACR stems from a partial contract at the time of acquisition in 2007, which ran into delays and excess costs that the Company had to cover.  The additional cost associated with this project was $135K.

Liquidity and Capital Resources

As of September 30, 2008, the Company had a working capital deficit, and negative cash of $3,994,688.  Net loss was $6,309,881 for the nine months ended September 30, 2008. The Company generated a negative cash flow from operations of $3,861,407 for the nine months ended June 30, 2008. The negative cash flow from operating activities for the period is primarily attributable to the Company's increase in bad debt expense, $3,781,846, decrease in accounts receivables, $2,786,440, increase in costs in excess of billings on uncompleted contracts, $288,273, increase in issuance of long-term receivable, $262,500, decrease in accounts payable, accrued expenses, and taxes payable, $62,999, increase in inventories, $871,988, offset by a decrease in prepaid expenses, $598,414, billings in excess of costs on uncompleted contracts, $288,273, increase in due to shareholder, $141,257, and decrease in deferred revenue, $46,766.

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

On November 3, 2008, the Company was notified by its registered agent that it was served with a verified complaint captioned Roswell Capital Partners, LLC, as Collateral Agent; Bridgepointe Master Fund Ltd.; CAMHZN Master LDC; and CAMOFI Master LDC vs. Alternative Construction Technologies, Inc. et al. (the “Complaint”).  The Complaint, which was filed in the Circuit Court Eighteenth Judicial Circuit, Brevard County, Florida relates to the investment made by the plaintiffs (the “Secured Lenders”) in 2007 in convertible debentures of the Company (the “Debentures”) and a Secured Line of Credit made to the Company in May of 2008 (the “LOC”) by these same parties.  The Debentures are secured by certain assets of the Company and its subsidiaries, including three patents of the company as well as real property of the company located in Bolivar, TN.  The LOC is secured by specific contracts and guarantees of certain of the Company’s subsidiaries.  The plaintiffs had previously notified the Company of defaults under the Debentures and the LOC and their intent to foreclose on the assets securing these instruments.  The lawsuit asserts breaches of the various documents executed by the Company and its subsidiaries in connection with the issuance of the Debentures and of the loan agreements signed by the Company in connection with the LOC.  In addition to monetary damages, the lawsuit seeks a determination that the Secured Lenders hold a valid lien in certain assets of the Company, seeks an order of foreclosure relating to assets subject to valid lien (except to real property located outside of Florida) and the appointment of a receiver.  In the New York actions the Plaintiffs were granted a temporary retraining order against the Company's selling or transferring certain assets.  A hearing on Plaintiff's application for a permanent retraining order has been set for January 29, 2009.
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

The Company currently has very limited sources of capital.  Domestic construction of new commercial and residential housing is at an all time low.  Through its contacts with GSA and foreign representatives, the Company is hopeful that certain opportunities it has been actively pursuing will materialize.  The domestic market is the not expected to turn around until the third quarter of 2009, at the earliest.  If the Company is unable to finance itself through operations it must do so from debt or equity placements.  While equity financing was available to the Company in the first quarter of 2008, the Company’s inability to reach an accommodation with its financiers frustrated these efforts.  In the ensuing months, these sources have declined to participate in any financing until the default in payment of Debentures and Line of Credit is outstanding.  The Company has held discussions with various parties, and is continuing to do so with individuals and funds who would attempt to pay off existing obligations to the Secured Lenders and provide the Company with working capital.  No assurance can be given that any of these discussions will b e successful or that the Lenders will agree to any proposal.  The Lenders are also seeking to foreclose on the assets of the Company and have obtained a temporary restraining notice against Company which prohibits the Company from selling or transferring any assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk exposures from those reported in our Annual Report on Form 10-K for the year December 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES SEE NOTES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), performed an evaluation of the effectiveness of the design, maintenance and operation of the Company’s disclosure controls and procedures of September 30, 2008. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.  There have been no significant changes in the Company’s internal controls or in other factors that materially affected, or would reasonably be likely to materially affect, the Company’s internal control over financial reporting.

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

On November 3, 2008, the Company was notified by its registered agent that it was served with a verified complaint captioned Roswell Capital Partners, LLC, as Collateral Agent; Bridgepointe Master Fund Ltd.; CAMHZN Master LDC; and CAMOFI Master LDC vs. Alternative Construction Technologies, Inc. et al. (the “Complaint”).  The Complaint, which was filed in the Circuit Court Eighteenth Judicial Circuit, Brevard County, Florida relates to the investment made by the plaintiffs (the “Secured Lenders”) in 2007 in convertible debentures of the Company (the “Debentures”) and a Secured Line of Credit made to the Company in May of 2008 (the “LOC”) by these same parties.  The Debentures are secured by certain assets of the Company and its subsidiaries, including three patents of the company as well as real property of the company located in Bolivar, TN.  The LOC is secured by specific contracts and guarantees of certain of the Company’s subsidiaries.  The plaintiffs had previously notified the Company of defaults under the Debentures and the LOC and their intent to foreclose on the assets securing these instruments.  The lawsuit asserts breaches of the various documents executed by the Company and its subsidiaries in connection with the issuance of the Debentures and of the loan agreements signed by the Company in connection with the LOC.  In addition to monetary damages, the lawsuit seeks a determination that the Secured Lenders hold a valid lien in certain assets of the Company, seeks an order of foreclosure relating to assets subject to valid lien (except to real property located outside of Florida) and the appointment of a receiver. In the New York actions the Plaintiffs were granted a temporary retraining order against the Company's selling or transferring certain assets.  A hearing on Plaintiff's application for a permanent retraining order has been set for January 29, 2009.
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

The Company is in default on its current indebtedness and its lenders are attempting to foreclose on the Company.

On November 3, 2008, the Company was notified by its registered agent that it was served with a verified complaint captioned Roswell Capital Partners, LLC, as Collateral Agent; Bridgepointe Master Fund Ltd.; CAMHZN Master LDC; and CAMOFI Master LDC vs. Alternative Construction Technologies, Inc. et al. (the “Complaint”).  The Complaint, which was filed in the Circuit Court Eighteenth Judicial Circuit, Brevard County, Florida relates to the investment made by the plaintiffs (the “Secured Lenders”) in 2007 in convertible debentures of the Company (the “Debentures”) and a Secured Line of Credit made to the Company in May of 2008 (the “LOC”) by these same parties.  The Debentures are secured by certain assets of the Company and its subsidiaries, including three patents of the company as well as real property of the company located in Bolivar, TN.  The LOC is secured by specific contracts and guarantees of certain of the Company’s subsidiaries.  The plaintiffs had previously notified the Company of defaults under the Debentures and the LOC and their intent to foreclose on the assets securing these instruments.  The lawsuit asserts breaches of the various documents executed by the Company and its subsidiaries in connection with the issuance of the Debentures and of the loan agreements signed by the Company in connection with the LOC.  In addition to monetary damages, the lawsuit seeks a determination that the Secured Lenders hold a valid lien in certain assets of the Company, seeks an order of foreclosure relating to assets subject to valid lien (except to real property located outside of Florida) and the appointment of a receiver.  In the New York actions the Plaintiffs were granted a temporary retraining order against the Company's selling or transferring certain assets.  A hearing on Plaintiff's application for a permanent retraining order has been set for January 29, 2009.
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

The Company has a short-term receivable of $1,000,000 and a long-term receivable of $1,000,000 from Atlan.  This constitutes 28.6% of the consolidated accounts receivable, net and 16.0% of the consolidated total assets.  The Company would be negatively affected if Atlan were unable to pay the receivable timely and/or not pay at it in its entirety.  The Company has strategically protected itself as it has three options in the case of non-payment.  First, the Company could receive the Atlan stock which is collateral to the receivable.  This would include Atlan’s ongoing contracts and assets.  The other options include the Company assisting Atlan in obtaining additional financing to enable the payment to the Company and/or the Company has the option to lien the royalties of the joint venture payments to Atlan until the receivable is paid in full. In the case of non-payment, it could be costly to the Company to negotiate the settlement which would restrict the Company’s future cash flow. The Company has been requested, by Atlan’s financiers to convert its outstanding receivable into a preferred equity of Solar 18 in conjunction with their capital raise.  See Note 8 – Subsequent Events, to financial statements.  The company has created a reserve for the collection of this debt as it desires to convert into an equity position of Solar 18; however, it is currently unable to do so, and Solar 18 does not have the funds in which to pay.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

On November 3, 2008, the Company was notified by its registered agent that it was served with a verified complaint captioned Roswell Capital Partners, LLC, as Collateral Agent; Bridgepointe Master Fund Ltd.; CAMHZN Master LDC; and CAMOFI Master LDC vs. Alternative Construction Technologies, Inc. et al. (the “Complaint”).  The Complaint, which was filed in the Circuit Court Eighteenth Judicial Circuit, Brevard County, Florida relates to the investment made by the plaintiffs (the “Secured Lenders”) in 2007 in convertible debentures of the Company (the “Debentures”) and a Secured Line of Credit made to the Company in May of 2008 (the “LOC”) by these same parties.  The Debentures are secured by certain assets of the Company and its subsidiaries, including three patents of the company as well as real property of the company located in Bolivar, TN.  The LOC is secured by specific contracts and guarantees of certain of the Company’s subsidiaries.  The plaintiffs had previously notified the Company of defaults under the Debentures and the LOC and their intent to foreclose on the assets securing these instruments.  The lawsuit asserts breaches of the various documents executed by the Company and its subsidiaries in connection with the issuance of the Debentures and of the loan agreements signed by the Company in connection with the LOC.  In addition to monetary damages, the lawsuit seeks a determination that the Secured Lenders hold a valid lien in certain assets of the Company, seeks an order of foreclosure relating to assets subject to valid lien (except to real property located outside of Florida) and the appointment of a receiver.  In the New York actions the Plaintiffs were granted a temporary retraining order against the Company's selling or transferring certain assets.  A hearing on Plaintiff's application for a permanent retraining order has been set for January 29, 2009.

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

Alternative Construction Technologies, Inc.

Date: December  23, 2008

/s/Anthony J. Francel	/s/ Michael W. Hawkins
Name Anthony J. Francel	Name Michael W. Hawkins
Title Chief Executive Officer (Principal Executive Officer)	Title Interim Chief Financial Officer (Principal Accounting and Financial Officer)